Form 10QSB
period 1997-06-30
CBC HOLDING CO
filed 1997-08-14
CIK 1038359

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                  FORM 10-QSB




[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended    June 30, 1997
                                     ------------------------------------


[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

      For the transition period from                    to
                                    --------------------  --------------------

Commission file number       0-22451
                      --------------------

                                 CBC  HOLDING COMPANY
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


           GEORGIA                              APPLIED FOR
 ------------------------------          -----------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)              Identification No.)



                  102 West Roanoke Drive, Fitzgerald, GA 31750
                 -----------------------------------------------
                    (Address of Principal Executive Offices)



                                (912) 423-4321
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



                                 Not Applicable
   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
     ----         ----



                      APPLICABLE ONLY TO CORPORATE ISSUERS


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at June 30, 1997
--------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes         No   X
     ----      -----

PART I  - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald.


      A. Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.

      B. Consolidated Statements of Income - For the Six Months Ended June 30, 1997 and the Period Ended June 30, 1996 and For the Three Months Ended June 30, 1997.

      C. Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 1997 and the Period Ended June 30, 1996.

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Since the company began operations on April 18, 1996, the statement of income for the period ended June 30, 1996 reflects operations from April 18, 1996 to June 30, 1996. This period is provided in lieu of comparative statements for the three month and six month periods ended June 30, 1996.

CBC HOLDING COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       (UNAUDITED)
                                                                      As of June 30,    As of December 31,
                                                                           1997              1996
-----------------------------------------------------------------------------------------------------
ASSETS

 Cash and due from banks                                                $ 1,934,936       $ 1,955,359
 Federal funds sold                                                               -         5,050,000
-----------------------------------------------------------------------------------------------------
  Total cash and cash equivalents                                         1,934,936         7,005,359
-----------------------------------------------------------------------------------------------------
 Securities available for sale, at fair  value                           17,406,176        17,900,701
 Loans, net of unearned income                                           28,111,684        23,537,462
 Allowance for loan losses                                                 (374,828)         (359,146)
-----------------------------------------------------------------------------------------------------
   Loans, net                                                            27,736,856        23,178,316
-----------------------------------------------------------------------------------------------------
 Bank premises and equipment, less accumulated depreciation               2,144,210         2,156,655
 Accrued interest receivable                                                621,500           548,427
 Intangible assets, net of amortization                                   2,656,290         2,565,772
 Other assets and accrued income                                            185,415           324,993
-----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                       $52,685,383       $53,680,223
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Non-interest bearing demand deposits                                  $ 5,105,622       $ 5,148,136
  Interest-bearing demand deposits                                       11,464,131        11,291,918
  Savings deposits                                                        2,529,428         2,490,421
  Time deposits  $100,000 or more                                         5,641,448         6,240,653
  Other time deposits                                                    20,514,000        21,489,972
-----------------------------------------------------------------------------------------------------
   Total deposits                                                        45,254,629        46,661,100

 Accrued interest payable                                                   215,927           330,532
 Federal funds purchased                                                    460,000                 -
 Other liabilities and accrued expenses                                     159,128           133,549
 Other borrowings                                                            35,000                 -
-----------------------------------------------------------------------------------------------------
   Total liabilities                                                     46,124,684        47,125,181
-----------------------------------------------------------------------------------------------------

 Shareholders' Equity:
  Common stock, $1.00 par, authorized 10,000,000 shares, issued
   and outstanding 664,097 shares                                           664,097           664,097
  Paid-in capital surplus                                                 5,976,873         5,976,873
  Accumulated deficit                                                       (98,360)         (110,439)
  Unrealized holding losses on available for sale securities, net
   of tax                                                                    18,089            24,511
-----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                             6,560,699         6,555,042
-----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $52,685,383       $53,680,223
=====================================================================================================

CBC HOLDING COMPANY
STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                           (UNAUDITED)     (Unaudited)    (Unaudited)
                                                            Six Months    Period Ended   Three Months
                                                          Ended June 30,    June 30,     Ended June 30,
                                                               1997           1996           1997
------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans                                  $1,212,236        $411,586       $630,311
 Interest on  federal funds sold                                 57,184         200,158         19,312
 Interest on securities - U.  S. Governmental agencies          568,599         168,775        281,137
  and corporations
------------------------------------------------------------------------------------------------------
   Total interest income                                      1,838,019         780,519        930,760
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Interest on NOW and money market deposits                      145,349          54,908         71,970
 Interest on savings deposits                                    36,694          14,111         18,559
 Interest on time deposits                                      804,733         311,895        400,781
 Other interest expense                                           3,618           7,784          1,891
------------------------------------------------------------------------------------------------------
   Total interest expense                                       990,394         388,698        493,201
------------------------------------------------------------------------------------------------------
  Net interest income before loan losses                        847,625         391,821        437,559
  Less - provision for loan losses                               21,000               -         10,500
------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses          826,625         391,821        427,059
------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
 Service charges on deposit accounts                            117,362          33,024         56,954
 Other service charges, commissions and fees                     23,426          12,167         13,104
 Other income                                                     4,257           7,079          2,114
------------------------------------------------------------------------------------------------------
   Total other operating income                                 145,045          52,270         72,172
------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES:
 Salaries                                                       341,873         154,542        170,438
 Employee benefits                                               87,391          36,925         41,625
 Net occupancy expenses                                          86,723          21,883         47,413
 Equipment rental and depreciation of equipment                  60,646          21,001         30,338
 Amortization                                                   110,282          43,727         55,142
 Other expenses                                                 266,453         141,160        147,713
------------------------------------------------------------------------------------------------------
   Total other operating expenses                               953,368         419,238        492,669
------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       18,302          24,853          6,562

 Less - provision for income taxes                                6,223           8,472          2,226
------------------------------------------------------------------------------------------------------

NET INCOME                                                   $   12,079        $ 16,381       $  4,336
======================================================================================================

INCOME PER SHARE  - based on weighted average
 outstanding shares of, 664,097                              $     0.02        $   0.02       $   0.01
======================================================================================================


Note: Since the company began operations on April 18, 1996, the statement of income for the period ended June 30, 1996 reflects operations from April 18, 1996 to June 30, 1996. Information for this period is provided as comparative statements for both the three month and six month periods ended June 30, 1996.

CBC HOLDING COMPANY
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      (UNAUDITED)      (Unaudited)
                                                                   SIX MONTHS ENDED     Period Ended
                                                                       June 30,           June 30,
                                                                         1997               1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $    12,079      $     16,381

 Adjustments to reconcile net loss to net cash used in operating activities:
  Provision for loan losses                                                  21,000                 -
  Depreciation                                                               59,455            20,420
  Amortization of intangible assets                                         110,282            43,727
  Changes in accrued income and other assets                                (56,318)         (467,590)
  Changes in accrued expenses and other liabilities                          36,116             7,036
-----------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                    182,614          (380,026)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in loans made to customers                                   (2,341,042)       (2,558,173)
 Net change in available for sale securities                                833,146       (14,181,485)
 Purchases of property and equipment                                        (56,428)          314,787
 Proceeds from issuance of short term borrowings and federal
  funds purchased                                                           470,000                -
-----------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                 (1,094,324)      (16,424,871)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                           -         6,640,970
 Assumption of deposits on acquisition, net of reduction for
  purchased assets                                                                -        17,828,165
 Net change in demand and savings accounts                                  694,744         2,254,260
 Net change in other time deposits                                       (1,271,916)          145,624
-----------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                     (577,172)       26,869,019
-----------------------------------------------------------------------------------------------------

NET INCREASE(DECREASE)  IN CASH AND CASH EQUIVALENTS                     (1,488,882)       10,064,122
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,423,818                 -
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,934,936      $ 10,064,122
=====================================================================================================

CBC HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

  The accounting and reporting policies of CBC Holding Company conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and the results of operations are summarized as follows:

  1.  REPORTING ENTITY - CBC Holding Company (the "Company") was incorporated as
      ----------------
      a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of Community Banking Company of Fitzgerald (the "Bank"). The Company became the holding company of the Bank pursuant the Plan of Reorganization, dated October 25, 1996, by and among the Company, the Bank and Interim Fitzgerald Company, a wholly-owned subsidiary of the Company ("Interim"). Pursuant to the terms of the Plan of Reorganization, Interim merged with and into the Bank and the shareholders of the Bank received one share of Company common stock for each share of Bank common stock.

      On March 31, 1997, the Company acquired Community Banking Company of Fitzgerald in a business combination accounted for as a pooling of interests. Community Banking Company of Fitzgerald which engages in banking, became a wholly owned subsidiary of the Company through the exchange of 664,097 shares of the Company's common stock for all of the outstanding stock of Community Banking Company of Fitzgerald. The accompanying financial statements for the six months ended June 30, 1997 are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination.

  2.  SECURITIES - The classification of securities is determined at the date of
      ----------
      purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

      Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net of tax effect) excluded from earnings and reported as a component of shareholders' equity. Securities available for sale will be used as a part of the Corporation's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, and other factors. Investment securities, primarily debt securities, are stated at cost, net of the amortization of premium and the accretion of discount. The Company intends and has the ability to hold such securities on a long-term basis or until maturity.

      The market value of securities is generally based on quoted market prices. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.

  3.  LOANS AND INTEREST INCOME - Loans are stated at the amount of unpaid
      -------------------------
      principal, reduced by net deferred loan fees, unearned discount, and a
      valuation allowance for possible loan losses.    Interest on simple
      interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are generally placed on nonaccrual status when full payment of principal or interest is in doubt, or when they are past due 90
      days as to either principal or interest.   Senior management may grant a
      waiver from nonaccrual status if a past due loan is well secured and in process of collection. A nonaccrual loan may be restored to accrual status when all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within a reasonable period, and there is a sustained period of performance by the borrower in accordance with the contractual terms of the loan. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

  4.  ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is available to
      -------------------------
      absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

      The adequacy of the allowance for loan losses is reviewed regularly by management. Additions to the allowance for loan losses are made by charges to the provision for loan losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance for loan losses is

CBC HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

      performed. This assessment is made in the context of historical losses, as well as existing economic conditions.

      Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans and other real estate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for possible loan losses. Such agencies may require the bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in an operating cycle of one year relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for possible loans losses and real estate owned, management obtains independent appraisals for significant properties.

      In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), which was amended in 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (SFAS 118). These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. The Bank evaluates a loan for impairment when it is placed on non-accrual status and all or a portion is internally risk rated as substandard or doubtful. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. These standards do not apply to larger groups of smaller-balance, homogenous loans and therefore are principally relevant to commercial loans. For purposes of applying these standards, the Bank considers consumer loans and other collateral based loans of less than $41,000 to be smaller-balance, homogeneous loans.

  5.  PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less
      ----------------------
      accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

  6.  OTHER REAL ESTATE OWNED -  Other real estate owned, acquired principally
      -----------------------
      through foreclosure, is stated at the lower of cost or net realizable value. Loan losses incurred in the acquisition of these properties are charged against the allowance for possible loan losses at the time of foreclosure. Subsequent write-downs of other real estate owned are charged against the current period's expense.

  7.  INCOME TAXES - The liability method of accounting is used for income
      ------------
      taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carry-forwards, using enacted laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

  8.  CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and
      -------------------------
      cash equivalents include cash on hand, amounts due from banks, highly

CBC HOLDING COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

      liquid debt instruments purchased with an original maturity of three months or less, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included.

  9.  USE OF ESTIMATES - The preparation of financial statements in conformity
      ----------------
      with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. REGULATORY MATTERS
   ------------------

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios are also presented in the Table.

                                                                                                  To Be Well Capitalized
                                                            For Capital                           Under Prompt Corrective
                                 Actual                  Adequacy Purposes                           Action Provisions
                          -----------------    --------------------------------------    -----------------------------------------

                            Amount    Ratio    Amount                  Ratio              Amount               Ratio
                          ---------   -----   ---------  -----------------------------   ---------  ------------------------------
As of June 30, 1997
  Total Capital To
(Risk Weighted Assets)    4,446,000   13.9%   2,566,000  (equal to or greater than)8.0%  3,208,000  (equal to or greater than)10.0%

Tier I Capital To
   (Risk-Weighted Assets) 4,071,000   12.7%   1,283,000  (equal to or greater than)4.0%  1,925,000  (equal to or greater than) 6.0%

Tier I Capital To
   (Average Assets)       4,071,000   8.08%   2,016,000  (equal to or greater than)4.0%  2,520,000  (equal to or greater than) 5.0%


                                                                                                  To Be Well Capitalized
                                                            For Capital                           Under Prompt Corrective
                                 Actual                  Adequacy Purposes                           Action Provisions
                          -----------------    --------------------------------------    -----------------------------------------

                            Amount    Ratio    Amount                  Ratio              Amount               Ratio
                          ---------   -----   ---------  -----------------------------   ---------  ------------------------------
As of June 30, 1996
  Total Capital To
(Risk Weighted Assets)    4,323,000   16.3%   2,121,000  (equal to or greater than)8.0%  2,652,000  (equal to or greater than)10.0%

Tier I Capital To
   (Risk-Weighted Assets) 3,964,000   14.9%   1,064,000  (equal to or greater than)4.0%  1,596,000  (equal to or greater than) 6.0%

Tier I Capital To
   (Average Assets)       3,964,000   7.74%   2,048,000  (equal to or greater than)4.0%  2,560,000  (equal to or greater than) 5.0%


ITEM 2. Management's Discussion and Analysis of Financial Condition and results of Operation

GENERAL

 The Bank was incorporated on January 19, 1996 (the "Inception Date"). From the inception date to April 18, 1996, the Bank's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Georgia Department and the FDIC of its application to charter the Bank.

 On April 18, 1996, the Bank completed its offering of shares of the Bank's common stock by receiving subscriber deposits for 664,097 shares at $10.00 per
 share.   The Bank was capitalized with $3,320,485 of common stock, par value
 $5.00 per share and $3,154,461 of paid-in capital and a reserve for initial operating losses of $166,024, as required by the DBF.

 On April 19, 1996, the Bank commenced operations after receiving all regulatory approvals and insurance on its deposits from the FDIC.

 On October 25, 1996, the Bank entered into a Plan of Reorganization with the Company and Interim Fitzgerald Company, a wholly-owned subsidiary of the Company ("Interim"). Pursuant to the terms of the Plan of Reorganization, Interim merged with and into the Bank (the "Merger") and the shareholders of the Bank exchanged their shares of Bank common stock for Company common stock. As a result of the Merger, the Company became the sole shareholder of the Bank, effective March 31, 1997.

 Management's discussion which follows relates to the Bank. As the Bank began operations in the second quarter of 1996, we believe that a comparison of the period ended December 31, 1996 and the six months ended June 30, 1997 provide a better understanding of the Banks financial condition and results of operation.

FINANCIAL CONDITION

 At December 31, 1996, the Company had concluded eight months of banking operations with $53,680,223 in total assets and for the six months ended June 30, 1997 total assets had decreased 1.85% to $52,685,383. At December 31, 1996, total deposits had grown to $46,661,100 and total loans had grown to $23,537,462. This represented a loan to deposit ratio at year end of 50.4%. For the six months ended June 30, 1997, total deposits had decreased 3.01%to $45,254,629 and total loans had grown 19.43% to $28,111,684. This represented a loan to deposit ratio at June 30, 1997 of 62.12%.

 Capital

 At June 30, 1997 and December 31, 1996, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well- capitalized". Based on the level of the Bank's risk weighted assets at June 30, 1997 and December 31, 1996, the Bank had $1.2 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

 Liquidity

 The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. At December 31, 1996, the securities available for sale had grown from $0 at April 18, 1996 (date of acquisition) to $17,900,701. For the six months ended June 30, 1997, the securities available for sale had decreased 2.76% to $17,406,176. The Bank had no securities classified as held to maturity as of June 30, 1997 and December 31, 1996. Federal funds sold were $5,050,000 at year-end, down from $23,828,875 at April 18, 1996 (the acquisition date) due to investing of these funds in investment securities. At June 30, 1997, federal funds sold were $-0-.

 Current deposits provide the primary liquidity resource for loan disbursements and Bank working-capital. Despite the anticipated losses in the first years of operations, the Bank expects earnings from loans and investments and other banking services as well as the current loan to deposit position to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short to intermediate term marketable investments.

 Results of Operations

 The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, a key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

 The Bank had a net loss of $110,439 ($0.17 per share) from the date it began operations to December 31,1996. For the six months ended June 30, 1997 the Company had net income of $12,079 ($0.018 per share).

 The 1996 loss represents the first eight months of operations of the Bank. For the period ended December 31, 1996, interest income from loans and investments, including loan fees of $37,793, was $2,582,714, representing a yield of 7.80% on average earning assets of $47,274,610. Interest expense was $1,379,152, representing a cost of 4.86% on average interest bearing liabilities of $40,510,592. Net interest income was $1,203,562, producing a net yield of 3.61% on average earning assets.

 For the six months ended June 30, 1997, interest income from loans and investments, including loan fees of $29,947, was $1,838,019, representing a yield of 7.91% on average earning assets of $46,451,681. Interest expense was $990,394, representing a cost of 4.30% on average interest bearing liabilities of $46,098,116. Net interest income was $847,625, producing a net yield of 3.65% on average earning assets.

 The provision for loan losses for the six months ended June 30, 1997 and the period ended December 31, 1996 and was $10,500 and $21,000, respectively.
 Total loan charge-offs were $11,464 and $47,125 for the six months ended June 30, 1997 and the period ended December 31, 1996, respectively, and were related to the Bank's consumer loan portfolio. At June 30, 1997 and December 31, 1996, the Bank had no loans past due 90 days or more. At June 30, 1997 and December 31, 1996, the Bank had non-accrual loans of $7,514 and $0, respectively . The allowance for loan losses at June 30, 1997 and December 31, 1996 was $371,828 and $359,146, respectively. This represents 1.32% and 1.53% of total loans at June 30, 1997 and December 31, 1996, respectively.

 Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank is approaching the end of its first year of operations, it does not have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios which reflect average ratios of
 0.99% (national peer) and 1.50% (Georgia).   Under this methodology, charge-
 offs will increase the amount of additions to the allowance and recoveries will reduce additions.

 In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model which assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the
 Board of Directors each month.   Large loans are reviewed periodically.  Risk
 ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

 As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.

 The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.

 Non-interest income for the six months ended June 30, 1997 and the period ended December 31, 1996 was $145,045 and $179,597, respectively. This consisted primarily of service charges on deposit accounts which were $117,362 for the six months ended June 30, 1997 and $136,456 the period ended December 31, 1996 and credit life and disability insurance premium income which was $11,863 for the six months ended June 30, 1997 and $14,054 for the period ended December 31, 1996. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The credit life and disability insurance premium income is sold primarily on consumer installment debt and should grow with the growth in the Bank's consumer loan portfolio.

 Non-interest expenses for the six months ended June 30, 1997 and the period ended December 31, 1996 was $953,368 and $1,530,367, respectively. This consisted primarily of salaries and benefits which were $429,264 for the six months ended June 30, 1997 and $635,297 for the period ended December 31, 1996. Other major expenses included in non-interest expense for the six months ended June 30, 1997 included amortization of $110,282, supplies of $19,042, data processing of $34,135, and professional fees of $23,977. Other major expenses included in non-interest expense for the period ended December 31, 1996 included amortization of $153,706, supplies of $85,728, data processing of $57,749, and professional fees of $85,121.

 Interest Rate Sensitivity

 Improvement in earnings of the Bank depend upon continued earning asset growth, good asset quality and a relatively stable economic environment. Management feels it is reasonable for the Bank to continue to experience steady earning asset growth as long as interest rates remain relatively stable. The Bank is asset sensitive (meaning that rising rates tend to be beneficial) in the near and long term and is liability sensitive at the one year time horizon (meaning that falling rates tend to be beneficial) to the Bank's net interest margin.
 If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.  Changes in Securities

         (a) Not Applicable
         (b) Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders


         There were no matters submitted to security holders for a vote during the three months ended June 30, 1997.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A. Exhibits - 27.1 Financial Data Schedule
         B. There have been no reports filed on form 8-K for the three months ended June 30, 1997.

                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                        CBC HOLDING COMPANY

Date     8/13/97                        /s/ John T. Croley, Jr.
    --------------------                ------------------------------
                                        JOHN T. CROLEY, JR.
                                        VICE CHAIRMAN / SECRETARY