Form 10QSB
period 1997-09-30
CBC HOLDING CO
filed 1997-11-13
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended    September 30, 1997
                                           ---------------------

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from __________________ to _______________

Commission file number             0-22451
                       ---------------------------------------------------

                              CBC HOLDING COMPANY
     ---------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          GEORGIA                                              58-2311557
-------------------------------                             ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                 102 West Roanoke Drive, Fitzgerald, GA 31750
                 --------------------------------------------
                   (Address of Principal Executive Offices)

                                (912) 423-4321
                                --------------
                (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at September 30, 1997
------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

PART I  -  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald (the "Bank").

     A.    Consolidated Balance Sheets - September 30, 1997 and December 31,
           1996.

     B. Consolidated Statements of Income - For the Nine Months Ended September 30, 1997 and the Period Ended September 30, 1996 and For the Three Months Ended September 30, 1997 and the Three Months Ended September 30, 1996.

     C. Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 1997 and the Period Ended September 30, 1996.

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Since the Bank began operations on April 18, 1996, the statement of income for the period ended September 30, 1996 reflects operations from April 18, 1996 to September 30, 1996.

CBC HOLDING COMPANY
BALANCE SHEETS
(Unaudited)
================================================================================

                                                                         As of September 30,      As of December 31,
                                                                                1997                      1996
-------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                    $  1,365,846              $  1,955,359
  Federal funds sold                                                              940,000                 5,050,000
-------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                             2,305,846                 7,005,359
-------------------------------------------------------------------------------------------------------------------
  Securities available for sale, at fair value                                 12,477,967                17,900,701
  Loans, net of unearned income                                                31,655,761                23,537,462
  Allowance for loan losses                                                      (383,390)                 (359,146)
-------------------------------------------------------------------------------------------------------------------
    Loans, net                                                                 31,272,371                23,178,316
-------------------------------------------------------------------------------------------------------------------
  Bank premises and equipment, less accumulated depreciation                    2,123,636                 2,156,655
  Accrued interest receivable                                                     607,944                   548,427
  Intangible assets, net of amortization                                        2,573,032                 2,565,772
  Other assets and accrued income                                                  95,274                   324,993
-------------------------------------------------------------------------------------------------------------------
    Total Assets                                                             $ 51,456,070              $ 53,680,223
===================================================================================================================

Liabilities and Shareholders' Equity
  Deposits:
    Non-interest bearing demand deposits                                     $  5,136,640              $  5,148,136
    Interest-bearing demand deposits                                           10,792,875                11,291,918
    Savings deposits                                                            2,659,129                 2,490,421
    Time deposits $100,000 or more                                              6,491,079                 6,240,653
    Other time deposits                                                        19,350,431                21,489,972
-------------------------------------------------------------------------------------------------------------------
       Total deposits                                                          44,430,154                46,661,100
  Accrued interest payable                                                        235,109                   330,532
  Federal funds purchased                                                            --                        --
  Other liabilities and accrued expenses                                          123,305                   133,549
  Other borrowings                                                                 55,000                      --
-------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                       44,843,568                47,125,181
-------------------------------------------------------------------------------------------------------------------
  Shareholders' Equity:
    Common stock, $1.00 par value, authorized 10,000,000 shares,
      issued and outstanding 664,097 shares                                       664,097                   664,097
  Paid-in capital surplus                                                       5,976,873                 5,976,873
  Accumulated deficit                                                             (86,124)                 (110,439)
  Unrealized holding losses on securities, net of tax                              57,656                    24,511
-------------------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                               6,612,502                 6,555,042
-------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Shareholders' Equity                          $ 51,456,070              $ 53,680,223
===================================================================================================================

CBC HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
================================================================================

                                                          Nine Months          Period           Three Months       Three Months
                                                             Ended             Ended                Ended              Ended
                                                       September 30, 1997  September 30, 1996  September 30, 1997 September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                              $ 1,919,307        $   979,008         $   707,071        $   567,422
  Interest on federal funds sold                               66,725            263,880               9,541             63,722
  Interest on securities - U.S. Governmental agencies
    and corporations                                          800,405            430,654             231,806            261,879
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                 2,786,437          1,673,542             948,418            893,023
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on NOW and money market deposits                   216,227            121,671              70,878             66,763
  Interest on savings deposits                                 56,499             31,439              19,805             17,328
  Interest on time deposits                                 1,183,861            715,854             379,128            403,959
  Other interest expense                                        6,212              7,930               2,594                146
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                1,462,799            876,894             472,405            488,196
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income before loan losses                    1,323,638            796,648             476,013            404,827
  Less - provision for loan losses                             31,500             10,500              10,500             10,500
------------------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for
        loan losses                                         1,292,138            786,148             465,513            394,327
------------------------------------------------------------------------------------------------------------------------------------
Other Operating Income:
  Service charges on deposit accounts                         180,225             78,796              62,863             45,772
  Other service charges, commissions and fees                  34,526             18,653              11,100              6,486
  Other income                                                 18,497              9,095              14,240              2,016
------------------------------------------------------------------------------------------------------------------------------------
      Total other operating income                            233,248            106,544              88,203             54,274
------------------------------------------------------------------------------------------------------------------------------------
Other Operating Expenses:
  Salaries                                                    516,676            336,236             174,803            181,694
  Employee benefits                                           129,797             80,472              42,406             43,547
  Net occupancy expenses                                      134,388             61,755              47,665             39,872
  Equipment rental and depreciation of equipment               94,163             47,641              33,517             26,640
  Amortization                                                168,381             98,565              55,140             54,838
  Other expenses                                              429,486            372,646             135,605            231,486
------------------------------------------------------------------------------------------------------------------------------------
     Total other operating expenses                         1,472,891            997,315             489,136            578,077
------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     52,495           (104,623)             64,580           (129,476)
  Less - provision (benefit) for income taxes                  28,180            (36,125)             21,957            (44,597)
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    24,315        $   (68,498)        $    42,623        $   (84,879)
====================================================================================================================================
Income Per Share - based on weighted average
  outstanding shares of 664,097                           $      0.04        $     (0.10)        $      0.06        $     (0.13)
====================================================================================================================================


CBC HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
================================================================================

                                                                                         Nine Months Ended           Period Ended
                                                                                           September 30,             September 30,
                                                                                                1997                      1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income (loss)                                                                        $     24,315              $    (68,489)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                    31,500                    10,500
    Depreciation                                                                                 92,363                    47,641
    Amortization of intangible assets                                                           168,381                    98,565
    Changes in accrued income and other assets                                                   (5,439)                 (656,903)
    Changes in accrued in expenses and other liabilities                                       (105,667)                 (149,353)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                                       205,453                  (718,039)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Net change in loans made to customers                                                      (8,125,555)               (3,653,515)
  Purchases of available for sale securities                                                 (2,508,672)              (18,180,483)
  Proceeds from sales and maturities of available for sale securities                         7,964,551                   500,000
  Purchase of property and equipment                                                            (59,344)                  276,294
  Proceeds from issuance of short term borrowings and federal funds purchased                    55,000                      --
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                  (2,674,020)              (21,057,704)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                                           --                   6,640,970
  Assumption of deposits on acquisition, net of reduction for purchased assets                     --                  17,828,165
  Net change in demand and savings accounts                                                    (341,831)                1,887,362
  Net change in other time deposits                                                          (1,889,115)                   58,169
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                                    (2,230,946)               26,414,666
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in  Cash and Cash Equivalents                                        (4,699,513)                4,638,923
Cash and Cash Equivalents, Beginning of Period                                                7,005,359                      --
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                   $  2,305,846              $  4,638,923
===================================================================================================================================

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accounting and reporting policies of CBC Holding Company conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and the results of operations are summarized as follows:

     1.    Reporting Entity - CBC Holding Company (the "Company") was
           ----------------
           incorporated as a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of Community Banking Company of Fitzgerald (the "Bank"). The Company became the holding company of the Bank pursuant the Plan of Reorganization, dated October 25, 1996, by and among the Company, the Bank and Interim Fitzgerald Company, a wholly-owned subsidiary of the Company ("Interim"). Pursuant to the terms of the Plan of Reorganization, Interim merged with and into the Bank and the shareholders of the Bank received one share of Company common stock for each share of Bank common stock.

           On March 31, 1997, the Company acquired Community Banking Company of Fitzgerald in a business combination accounted for as a pooling of interests. Community Banking Company of Fitzgerald which engages in banking, became a wholly owned subsidiary of the Company through the exchange of 664,097 shares of the Company's common stock for all of the outstanding stock of Community Banking Company of Fitzgerald. The accompanying financial statements are based on the assumption that the companies were combined for the full year, and the financial statements of prior years have been restated to give effect to the combination.

     2.    Securities - The classification of securities is determined at the
           ----------
           date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

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

     4.    Allowance for Loan Losses - The allowance for loan losses is
           -------------------------
           available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. The adequacy of the allowance for loan losses is reviewed regularly by management. Additions to the allowance for loan losses are made by charges to the provision for loan losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance for loan losses is performed. This assessment is made in the context of historical losses, as well as existing economic conditions.

           Management believes that the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans and other real estate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

           review the bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

     5.    Premises and Equipment - Premises and equipment are stated at cost,
           ----------------------
           less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

     6.    Other Real Estate Owned - Other real estate owned, acquired
           -----------------------
           principally through foreclosure, is stated at the lower of cost or net realizable value. Loan losses incurred in the acquisition of these properties are charged against the allowance for possible loan losses at the time of foreclosure. Subsequent write-downs of other real estate owned are charged against the current period's expense.

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

     8.    Cash and Cash Equivalents - For purposes of reporting cash flows,
           -------------------------
           cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included.

     9.    Use of Estimates - The preparation of financial statements in
           ----------------
           conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

B.   INVESTMENT SECURITIES
     ---------------------

     Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt securities held at September 30 1997 and December 31, 1996. In addition, gross unrealized gains and gross unrealized losses are disclosed as of September 30 1997 and December 31, 1996, in accordance with Statement of Position 90-11 of the American Institute of Certified Public Accountants, which is effective for financial statements covering fiscal years ending after December 15, 1990.

     The book and market values of securities available for sale were:

----------------------------------------------------------------------------------------------------------------
                                                  Amortized          Unrealized     Unrealized       Estimated
                                                     Cost               Gains         Losses        Market Value
----------------------------------------------------------------------------------------------------------------
September 30, 1997:
  Non-mortgage backed debt securities of:
    U.S. Treasury                                 $ 1,503,014        $     5,901    $       --       $ 1,508,915
    U.S. government agencies                       10,887,593             81,459            --        10,969,052
----------------------------------------------------------------------------------------------------------------
      Total                                       $12,390,607        $    87,360    $       --       $12,477,967
================================================================================================================
December 31, 1996:
  Non-mortgage backed debt securities of:
    U.S. Treasury                                 $ 4,006,354        $     9,122    $       --       $ 4,015,476
    U.S. government agencies                       13,857,211             28,014            --        13,885,225
----------------------------------------------------------------------------------------------------------------
      Total                                       $17,863,565        $    37,136    $       --       $17,900,701
================================================================================================================

The amortized cost and estimated market value of debt securities available for sale at September 30, 1997 and December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                             Available for Sale
---------------------------------------------------------------------------------------
                                                                             Estimated
September 30, 1997                                     Amortized Cost      Market Value
---------------------------------------------------------------------------------------
Due in one year or less                                 $   997,328        $ 1,000,220
Due after one year through five years                    10,893,384         10,976,977
Due after five years through ten years                      499,895            500,770
Due after ten years                                            --                 --
---------------------------------------------------------------------------------------
Total                                                   $12,390,607        $12,477,967
=======================================================================================
                                                             Available for Sale
---------------------------------------------------------------------------------------
                                                                            Estimated
December 31, 1996                                      Amortized Cost      Market Value
---------------------------------------------------------------------------------------
Due in one year or less                                 $ 3,500,718        $ 3,505,941
Due after one year through five years                    13,858,392         13,890,307
Due after five years through ten years                      504,455            504,453
Due after ten years                                            --                 --
---------------------------------------------------------------------------------------
Total                                                   $17,863,565        $17,900,701
=======================================================================================

The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

At September 30, 1997, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

C.   LOANS
     -----

     The following is a summary of the loan portfolio by principal categories at September 30, 1997 and December 31, 1996:

---------------------------------------------------------------------------------------------------------------
                                                                                  1997                 1996
---------------------------------------------------------------------------------------------------------------
Loans secured by 1 to 4-family residential properties                         $ 11,460,384         $  8,422,710
Loans secured by multi-family and non-farm, non-residential properties           4,422,974            3,385,410
Other loans secured by real estate                                               2,229,322            1,205,876
Commercial and industrial loans                                                  7,617,562            4,495,961
Consumer loans                                                                   5,634,995            5,976,108
Other loans                                                                        297,063               54,109
---------------------------------------------------------------------------------------------------------------
  Subtotal                                                                      31,662,300           23,540,174
  Less:  Unearned income                                                            (6,539)              (2,712
    Total                                                                     $ 31,655,761         $ 23,537,462
===============================================================================================================

D.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

     A summary of changes in allowance for loan losses of the Company for the nine months ended September 30, 1997 and the period ended September 30, 1996 is as follows:

                                                                 September 30, 1997     September 30, 1996
----------------------------------------------------------------------------------------------------------
  Allowance for possible loan losses, beginning of period              359,146                385,000

  Charge-offs                                                          (13,436)                (7,942)
  Recoveries                                                             6,180                    221
----------------------------------------------------------------------------------------------------------
  Net charge-offs                                                       (7,256)                (7,721)
  Additions charged to operations                                       31,500                 10,500

----------------------------------------------------------------------------------------------------------
  Allowance for possible loan losses, end of period                    383,390                387,779
----------------------------------------------------------------------------------------------------------

  Average loans outstanding, net of unearned income                 27,454,084             23,730,800
----------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs during the period to average loans
  outstanding during the period                                           0.03%                  0.03%
----------------------------------------------------------------------------------------------------------
Nonaccrual, Past Due and Restructured Loans as of September 30,
1997 and December 31, 1996 is as follows:

                                                                 September 30, 1997     December 31, 1996
----------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                              6,887                      -

Accruing loans contractually past due 90 days or more                             -                      -

Troubled debt restructurings                                                      -                      -

E.   REGULATORY MATTERS
     ------------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, the Bank meets all capital adequacy requirements to which it is subject. As of September 30, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the Table.

                                                                                                        To Be Well Capitalized
                                             Actual                          For Capital                Under Prompt Corrective
                                                                         Adequacy Purposes:                Action Provisions:

                                      Amount            Ratio        Amount                Ratio       Amount                 Ratio
     -------------------------------------------------------------------------------------------------------------------------------

     As of September 30, 1997

     Total Capital To                                                         Greater Than                       Greater Than
     (Risk Weighted Assets)          4,536,000          13.2%      2,750,880  or Equal to    8.0%      3,438,600 or Equal to   10.0%

     -------------------------------------------------------------------------------------------------------------------------------


     Tier I Capital To                                                        Greater Than                       Greater Than
     (Risk-Weighted Assets)          4,153,000          12.1%      1,375,440  or Equal to    4.0%      2,063,160 or Equal to    6.0%

     -------------------------------------------------------------------------------------------------------------------------------


     Tier I Capital To                                                        Greater Than                       Greater Than
        (Average Assets)             4,153,000           8.3%      2,001,280  or Equal to    4.0%      2,501,600 or Equal to    5.0%

     -------------------------------------------------------------------------------------------------------------------------------

                                      Amount            Ratio        Amount                Ratio       Amount                  Ratio

     -------------------------------------------------------------------------------------------------------------------------------

     As of September 30, 1996

     Total Capital To                                                         Greater Than                       Greater Than
     (Risk Weighted Assets)          4,158,000          13.7%      2,428,400  or Equal to   8.0%      3,035,500  or Equal to  10.0%
     -------------------------------------------------------------------------------------------------------------------------------


     Tier I Capital To                                                        Greater Than                       Greater Than
     (Risk-Weighted Assets)          3,778,000          12.5%      1,214,200> or Equal to   4.0%      1,821,300  or Equal to   6.0%
     -------------------------------------------------------------------------------------------------------------------------------


     Tier I Capital To                                                        Greater Than                       Greater Than
        (Average Assets)             3,778,000           7.5%      2,028,320> or Equal to   4.0%      2,535,400  or Equal to   5.0%

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

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

FINANCIAL CONDITION

   At December 31, 1996, the Bank had concluded eight months of banking operations with $53,680,223 in total assets and for the nine months ended September 30, 1997 total assets had decreased 4.14% to $51,456,070. At December 31, 1996, total deposits had grown to $46,661,100 and total loans had grown to $23,537,462. This represented a loan to deposit ratio at year end of 50.4%. For the nine months ended September 30, 1997, total deposits had decreased 4.78%to $44,430,154 and total loans had grown 34.49% to $31,655,761. This represented a loan to deposit ratio at September 30, 1997 of 71.25%.

   Capital

   At September 30, 1997 and December 31, 1996, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well-capitalized". Based on the level of the Bank's risk weighted assets at September 30, 1997 and December 31, 1996, the Bank had $1 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

   Liquidity

   The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. At December 31, 1996, the securities available for sale had grown from $0 at April 18, 1996 (date of acquisition) to $17,900,701. For the nine months ended September 30, 1997, the securities available for sale had decreased 30.29% to $12,477,967. The Bank had no securities classified as held to maturity as of September 30, 1997 and December 31, 1996. Federal funds sold were $5,050,000 at year-end, down from $23,828,875 at April 18, 1996 (the acquisition date) due to investing of these funds in investment securities. At September 30, 1997, federal funds sold were $940,000.

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

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

   liabilities. Thus, a key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

   The Bank had a net loss of $68,948 ($0.10 per share) from the date it began operations to September 30,1996. For the nine months ended September 30, 1997, the Company had net income of $24,315 ($0.04 per share). Net loss for the three months ended September 30, 1996 was $84,879 ($0.13 per share) as compared to net income of $42,423 ($0.07 per share) for the three months ended September 30, 1997.

   For the period ended September 30, 1996, interest income from loans and investments, including loan fees of $26,817, was $1,673,542, representing a yield of 7.74% on average earning assets of $47,204,501. Interest expense was $876,894, representing a cost of 5.21% on average interest bearing liabilities of $40,368,442. Net interest income was $786,148, producing a net yield of 3.40% on average earning assets.

   For the nine months ended September 30, 1997, interest income from loans and investments, including loan fees of $75,617, was $2,786,437, representing a yield of 8.07% on average earning assets of $46,054,678. Interest expense was $1,462,799, representing a cost of 4.79% on average interest bearing liabilities of $40,702,461. Net interest income was $1,292,138, producing a net yield of 3.74% on average earning assets.

   For the three months ended September 30, 1996, interest income from loans and investments, including loan fees of $17,182, was $893,023, representing a yield of 7.60% on average earning assets of $47,204,501. Interest expense was $488,196, representing a cost of 4.84% on average interest bearing liabilities of $40,368,442. Net interest income was $394,327, producing a net yield of 3.34% on average earning assets.

   For the three months ended September 30, 1997, interest income from loans and investments, including loan fees of $12,047, was $948,418, representing a yield of 8.24% on average earning assets of $46,054,678. Interest expense was $472,405, representing a cost of 4.64% on average interest bearing liabilities of $40,702,461. Net interest income was $465,513, producing a net yield of 4.04% on average earning assets.

   The provision for loan losses for the nine months ended September 30, 1997 and the period ended September 30, 1996 and was $31,500 and $10,500, respectively. Total loan charge-offs were $13,436 and $7,942 for the nine months ended September 30, 1997 and the period ended September 30, 1996, respectively, and were related to the Bank's consumer loan portfolio. At September 30, 1997 and September 30, 1996, the Bank had non-accrual loans of $6,887 and $0, respectively. The allowance for loan losses at September 30, 1997 and September 30, 1996 was $383,390 and $387,779, respectively. This represents 1.22% and 1.56% of total loans at September 30, 1997 and September 30, 1996, respectively.

   Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank is approaching the end of its first year of operations, it does not have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios which reflect average ratios of 0.99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

   Non-interest income for the nine months ended September 30, 1997 and the period ended September 30, 1996 was $233,248 and $106,544, respectively. This consisted primarily of service charges on deposit accounts which were $180,226 for the nine months

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

   ended September 30, 1997 and $78,796 the period ended September 30, 1996 and credit life and disability insurance premium income which was $16,088 for the nine months ended September 30, 1997 and $7,996 for the period ended September 30, 1996.

   Non-interest income for the three months ended September 30, 1997 and the three months ended September 30, 1996 was $88,204 and $54,274, respectively. This consisted primarily of service charges on deposit accounts which were $62,864 for the three months ended September 30, 1997 and $45,773 the three months ended September 30, 1996 and credit life and disability insurance premium income which was $4,225 for the three months ended September 30, 1997 and $4,790 for the three months ended September 30, 1996.

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

   Non-interest expenses for the nine months ended September 30, 1997 and the period ended September 30, 1996 was $1,472,891 and $997,315, respectively. This consisted primarily of salaries and benefits which were $646,473 for the nine months ended September 30, 1997 and $416,708 for the period ended September 30, 1996. Other major expenses included in non-interest expense for the nine months ended September 30, 1997 included amortization of $168,381, supplies of $31,229, data processing of $36,327, and professional fees of $37,973. Other major expenses included in non-interest expense for the period ended September 30, 1996 included amortization of $98,565, supplies of $64,476, data processing of $37,037, and professional fees of $61,819.

   Non-interest expenses for the three months ended September 30, 1997 and the period ended September 30, 1996 was $489,136 and $578,077, respectively. This consisted primarily of salaries and benefits which were $217,208 for the three months ended September 30, 1997 and $223,243 for the three months ended September 30, 1996. Other major expenses included in non-interest expense for the three months ended September 30, 1997 included amortization of $55,140, supplies of $12,187, data processing of $22,192 and professional fees of $20,671. Other major expenses included in non-interest expense for the period ended September 30, 1996 included amortization of $54,838, supplies of $23,113, data processing of $32,250, and professional fees of $56,182.

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

     (a) Not Applicable
     (b) Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to security holders for a vote during the three months ended September 30, 1997.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 1997
================================================================================

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

     A.    Exhibits - 27.1 Financial Data Schedule
     B. There have been no reports filed on form 8-K for the three months ended September 30, 1997.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           CBC HOLDING COMPANY

           11/06/97..................../s/ L. Wayne Lowery
Date
     ---------------------           ---------------------------------
                                     L. WAYNE LOWERY
                                     PRESIDENT/CHIEF EXECUTIVE OFFICER