Form 10KSB40
period 1997-12-31
CBC HOLDING CO
filed 1998-03-19
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

     For fiscal year ended December 31, 1997

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

     For the transition period from ___________ to ____________

     Commission file number                 0-22451
                           ----------------------------------------------------
                                 CBC HOLDING CO.
-------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

     Georgia                                                58-2311557
-------------------------------------------          --------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

102 West Roanoke Drive, Fitzgerald, Georgia                     31750
-------------------------------------------          -----------------------
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (912) 423-4321
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                                                            --------------------
Value $1 Per Share
----------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes  X    No
                                                          ---       ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $4,139,973
                                                          ----------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $7,305,067
                                                                      ----------
as of March 19, 1998
--------------------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 664,097 as of March 19, 1998
                                                  ----------------------------

     Transitional Small Business Disclosure format (check one): Yes      No  X
                                                                    ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders, held on March 25, 1998, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I       ........................................................... 3

   ITEM 1.   DESCRIPTION OF BUSINESS.................................... 3

   ITEM 2.   DESCRIPTION OF PROPERTIES..................................13

   ITEM 3.   LEGAL PROCEEDINGS..........................................13

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS....................................................13



PART II      ...........................................................13

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND..................13

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............14

   ITEM 7.   FINANCIAL STATEMENTS.......................................14

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................14



PART III     ...........................................................14

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION
             16(A) OF THE EXCHANGE ACT..................................14

   ITEM 10.  EXECUTIVE COMPENSATION.....................................15

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT......................................15

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............15

   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB.................16

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

                                  The Company

     CBC Holding Company (the "Company") was incorporated as a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of Common Stock of Community Banking Company of Fitzgerald (the "Bank"). The Company became the holding company of the Bank pursuant the Plan of Reorganization, dated October 25, 1996, by and among the Company, the Bank and Interim Fitzgerald Company, a wholly-owned subsidiary of the Company ("Interim"). Pursuant to the terms of the Plan of Reorganization, Interim merged with and into the Bank and the shareholders of the Bank received one share of Company Common Stock for each share of Bank Common Stock. The merger became effective on March 31, 1997.

     The purpose for creating a holding company structure was to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision for additional banking-related services that a traditional commercial bank cannot provide under present laws.

     Any additional future non-banking activities to be conducted by the Company may include financial and other activities permitted by law, and such activities could be conducted by subsidiary corporations that have not yet been organized. Commencement of non-banking operations by the Company or by its subsidiaries, if they are organized, will be contingent upon the appropriate regulatory authority.

     Except for two officers of the Bank who serve as officers of the Company, the Company does not have any employees.

     The Company's main office is located at 102 West Roanoke Drive, Fitzgerald, Georgia. The Company opened a drive-through facility on Main Street in Fitzgerald, Georgia in January 1998. The Company does not have any immediate plans to establish additional offices.

                                   The Bank

General

     The Bank was incorporated on January 19, 1996 and began operations on April 19, 1996. The Bank purchased certain loans and assumed certain deposits from Bank South N.A. (now known as NationsBank of Georgia, N.A.) ("Bank South") pursuant to a Purchase and Assumption Agreement, dated October 18, 1995. The Bank also purchased its current facilities and property from Bank South pursuant to the Purchase and Assumption Agreement.

     The Bank is located in Fitzgerald, Georgia and its trade area includes all of Ben Hill County, Georgia. Fitzgerald serves as the county seat of Ben Hill County and is the center of banking in Ben Hill County.

     The Bank was established in the Bank South branch located at 102 West Roanoke Drive in Fitzgerald. Additionally, the Bank operates a two-lane drive through located on Main Street in downtown Fitzgerald.

Market Area

     In 1996, Fitzgerald, Georgia had a population of 9,461 and Ben Hill County had a population of 17,676. The per capita income of Ben Hill County for 1996 was estimated by the Selig Center for Economic Growth to be $18,268, with a growth rate from 1991 of 5.3%. The estimated per capita income for 2001 is $22,846. Employment rates have increased at a rate of 4.4% since 1991, with 7,749 persons employed as of March 1996. As a regional commercial center, Fitzgerald has over 100 retail shops and an 80-bed full service medical center. There are over 40 manufacturing businesses in Ben Hill County with concentration in apparel and timberwood products. Additionally, agriculture is a major industry segment in Ben Hill County.

Lending Activities

     The Bank was established to support Ben Hill County and portions of immediately surrounding counties. It's primary lending function is to provide short and intermediate term credit to individuals, local businesses, and agricultural enterprises. The Bank mitigates credit risks by maintaining conservative underwriting standards, continuing training of lenders and support personnel, and constant management of its loan and collateral portfolio. Interest rate risk is actively managed through variable-rate pricing and/or utilizing short amortizing terms (3-5 years) or balloon maturities to facilitate loan rate adjustment. Occasionally, the bank may allow longer term (over 5 years) loans at fixed interest rates. These loans are approved only when the interest rate is clearly advantageous to the bank or when the overall customer relationship indicates that it is in the bank's best economic interest to accommodate the customer.

     Real Estate Loans. The Bank makes and holds Real Estate loans, including construction loans, both residential and commercial, permanent financing of residential, commercial and agricultural real estate, equity line consumer loans and occasional closed and junior mortgages. These loans constitute 57% total loan portfolio, 74% of these dollars outstanding have a fixed interest rate and 26% have a variable rate. The weighted average rate for fixed rate real estate loans having a final maturity over 60 months, is 8.58%. Presently longer term fixed rate residential loans outstanding are slightly higher, as a percentage of total, than might be considered optimal; however, virtually all of these loans originated from the portfolio purchased from Bank South and long-term financing is no longer considered a desirable product of the Bank. The rate impact of these loans will continue to diminish as the bank expands it's overall portfolio and as these loans amortize and/or pay out through other means. Meanwhile they provide a quality source of income and an asset that may be leveraged through borrowing from FHLB should it become advantageous to do so. Current real estate lending is provided on a 3 to 5 year balloon basis or, when acceptable on variable rates.

     Real estate loans are normally provided to customers with acceptable credit and ability to repay the debt at 80% loan to value as determined by outside evaluation. Commercial real estate may require higher margins depending on the type and quality of property under consideration. Construction loans are based on "as built" evaluations and funds are disbursed upon officer inspection. Due to local market characteristics, requests for speculative construction are rare.

     Equity Line credits are generally underwritten to the same criteria as other residential real estate loans. Due to the nature of these credits as consumer products a loan/value ratio at 90% is often acceptable. Over 99% of equity line credits bear a rate that is variable at some function of prime.

     Real Estate loans approved under reasonable underwriting standards present a relatively low level of risk, especially in the absence of speculative lending. The most prominent risks in this market are those associated with declining economic conditions resulting in loss of industrial employment. Such conditions may diminish the ability of individuals and commercial enterprises to service real estate debt.

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Approximately 99% of the consumer loans are fixed rate loans generally with maturity of 3 to 5 years. The Bank currently offers home equity lines of credit (5.0% of total loans), which have a variable rate consumer product. The Bank expects that most of its consumer loans will remain fixed rate loans with maturities of 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

     Commercial Loans. Commercial lending is directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership or corporate borrowers, for a variety of business purposes. Currently, commercial loans equal 21% of total loans. Of the Bank's commercial loans, 77% are adjustable rate loans or mature within one year. Fixed rate loans with maturities of 60 months or less equal 22% of commercial loans and loans with fixed rate maturities of over 60 months equal only 1% of commercial loans. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     The Bank also makes loans to businesses under programs administered by the Small Business Administration ("SBA"). Generally SBA guarantees repayment of up to 90% of the loan amount subject to certain limitations. Normally these loans have a variable interest rate. The guaranteed portion of these loans may be sold to investors in the secondary market or held by the Bank depending upon income and liquidity needs. Risks associated with the loans include, but are not limited to, credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and operational risk, e.g., failure to adhere to SBA funding and servicing requirements in order to maintain the SBA guarantees and servicing rights.

     Agricultural Loans. The Bank makes loans to agricultural producers and to agriculture-related businesses. While approximately 94% of the production agriculture-related loans are fixed rate, terms are generally 12 months or less for operating line. Most other loans to agricultural producers are 3 to 5 year fixed rate loans. The Bank expects that it will continue to have a majority of its agricultural loans with fixed rates and maturities of 12 months or less for operating lines and 3 to 5 years for other agricultural loans. Risks associated with such loans include, but are not limited to, inclement weather, general economic downturn, changes in market prices of the underlying commodities produced, fraud, bankruptcy, deteriorated and non-existing collateral and adverse fluctuations in interest.

Investments

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Deposits

     The Bank offers core deposits, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank uses an aggressive marketing plan in the overall service area, a broad product line, and competitive services to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in Ben Hill County, obtained through personal solicitation by the Bank's employees, officers and directors, direct mail solicitations and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

Asset and Liability Management

     The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies. Management's overall philosophy is to support asset growth primarily through growth of core deposits, which includes deposits of all categories made by individuals, partnerships and corporations. The Bank maintains a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

Employees

     At December 31, 1997 the Bank had 26 full-time employees and 5 part-time employees. The Bank had 27.5 full-time equivalent employees at December 31, 1997. The Company considers its relationship with its employees to be excellent.

Competition

     Ben Hill County has offices of four other commercial banks. The commercial banks include branch offices of NationsBank and SouthTrust, and First State Bank of Ocilla, as well as the locally owned Bank of Fitzgerald.

                       Selected Statistical Information

     The following statistical information is provided for CBC Holding Company for the years ended December 31, 1997 and 1996. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

193925                      STATISTICAL INFORMATION
I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                   Year Ended December 31, 1997
                                                   ----------------------------
                                              Average        Interest      Tax-Equivalent
                                              Balance     Income/Expense       Yield
                                           ------------   --------------   --------------
Loans                                      $ 28,308,710     $  2,650,129           9.36%
Taxable investment securities                16,021,235        1,010,852           6.31%
Tax-exempt investment securities                      -                -
Federal funds sold                            1,772,605           96,080           5.42%
                                           ------------     ------------           ----
    Average earning assets                 $ 46,102,550     $  3,757,061           8.15%
                                                            ------------           ----

Cash & due from banks                         1,356,385
Fixed assets                                  2,134,991
Other assets                                  2,888,616
                                           ------------
    Average total assets                   $ 52,482,542
                                           ============

Interest bearing demand deposits              8,152,109          174,860           2.14%
Savings and money market deposits             6,108,311          196,552           3.22%
Time deposits                                26,350,570        1,560,541           5.92%
Other borrowings                                146,600           11,419           7.79%
                                           ------------     ------------           ----
    Average interest bearing liabilities     40,757,590        1,943,372           4.77%
                                                            ------------           ----

Non-interest bearing deposits                 4,976,356
Other liabilities                               199,095
Stockholders' equity                          6,549,501
                                           ------------
    Average total liabilities and equity   $ 52,482,542
                                           ============

Net interest income yield on average
  earning assets                             46,102,550        1,813,689           3.93%
                                           ------------     ------------           ----
                                                      Period Ended December 31, 1996
                                                      ------------------------------
                                                   Average       Interest       Tax-Equivalent
                                                   Balance     Income/Expense       Yield
                                                ------------   --------------   --------------
Loans                                           $ 23,806,046   $    1,537,091            9.22%
Taxable investment securities                     15,894,325          703,077            6.32%
Tax-exempt investment securities                           -                -
Federal funds sold                                 7,574,239          342,546            6.46%
                                                ------------   --------------            ----
    Average earning assets                        47,274,610   $    2,582,714            7.80%
                                                               --------------            ----

Cash & due from banks                              1,363,146
Fixed assets                                       2,123,536
Other assets                                       3,140,019
                                                ------------
    Average total assets                        $ 53,901,311
                                                ============

Interest bearing demand deposits                   7,421,015          114,325            2.20%
Savings and money market deposits                  5,707,675          127,910            3.20%
Time deposits                                     27,239,752        1,125,056            5.90%
Other borrowings                                     142,150           11,861           11.92%
                                                -------------  --------------           -----
    Average interest bearing liabilities          40,510,592        1,379,152            4.86%
                                                               --------------            ----

Non-interest bearing deposits                      6,507,751
Other liabilities                                    349,313
Stockholders' equity                               6,533,655
                                                ------------
    Average total liabilities and equity        $ 53,901,311
                                                ============

Net interest income yield on average
  earning assets                                  47,274,610        1,203,562            3.64%
                                                ------------   --------------            ----

Rate and Volume Analysis

The following table reflects the change in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                         Interest Income/Expense
                                              ----------------------------------------------------------------------------
                                                                                              Change Attributable to
                                                           Annualized      Increase      --------------------------------
                                                  1997          1996      (Decrease)       Volume Changes  Rate Changes
                                                  ----          ----      ----------       --------------  ------------
Loans                                           2,650,129     2,195,844        454,285             415,321        38,964
Taxable investment securities                   1,010,852     1,004,396          6,456               8,020        (1,563)
Tax-exempt investment securities                        -             -              -                   -             -
Federal funds sold                                 96,080       489,351       (393,271)           (374,828)      (18,443)
                                               -----------   -----------    -----------         -----------    ----------
  Total interest income                         3,757,061     3,689,591         67,470              48,512        18,957
                                               -----------   -----------    -----------         -----------    ----------

Interest bearing demand deposits                  174,860       163,321         11,539              16,090        (4,551)
Savings and money market deposits                 196,552       182,729         13,823              12,826           997
Time deposits                                   1,560,541     1,607,223        (46,682)            (52,464)        5,782
Short term borrowings                              11,419        16,944         (5,525)                530        (6,056)
                                               -----------   -----------    -----------         -----------    ----------
  Total interest expense                        1,943,372     1,970,217        (26,845)            (23,018)       (3,827)
                                               -----------   -----------    -----------         -----------    ----------

Notes:

1. Non-accruing loans are included in the average balances. For December 31, 1997 and 1996, average non-accruing loans were $5,705 and $0, respectively.

2. Loan Fees are included in the interest income computation and were $81,112 and $37,793 as of December 31, 1997 and 1996, respectively.
3. Yield for Period Ended December 31, 1996 is calculated based on Bank operations beginning April 18, 1996.
4. Rate and Volume Analysis not presented prior to December 31, 1996 as 1996 was the first year of operation.
5. Interest income and expense for 1996 was annualized for Rate and Volume analysis as period ended December 31, 1996 represented only 8.4 months.

II. Investment Portfolio

    The following tables summarize the investment portfolio by type and maturity:

                                                                                   Available for Sale
                                                        --------------------------------------------------------------------
                                                          Amortized           Unrealized        Unrealized       Estimated
                                                             Cost               Gains             Losses        Market Value
                                                             ----               -----             ------        ------------
As of December 31, 1997
   U. S. Treasury                                       $  1,502,573         $     4,772       $         -      $  1,507,345
   U.S. Government Agencies                               10,923,897              54,859                 -        10,978,756
   Mortgage-Backed Securities                              1,010,509                   -             2,580         1,007,929
                                                        -----------          -----------       -----------      ------------
       Total                                            $ 13,436,979         $    59,631       $     2,580      $ 13,494,030
                                                        ============         ===========       ===========      ============

As of December 31, 1996
   U. S. Treasury                                       $  4,006,354         $     9,122       $         -      $  4,015,476
   U.S. Government Agencies                               13,857,211              28,014                 -        13,885,225
   Mortgage-Backed Securities                                      -                   -                 -                 -
                                                        ------------         ----------        -----------      ------------
       Total                                            $ 17,863,565         $    37,136       $         -      $ 17,900,701
                                                        ============         ===========       ===========      ============


                                                      U.S. Treasury and Other                         Mortgage-Backed
                                                     U.S. Government Agencies                           Securities
                                                     ------------------------                           ----------
                                                                          Tax-Equivalent                              Tax-Equivalent
                                             Amortized       Estimated       Weighted       Amortized      Estimated     Weighted
                                                Cost        Market Value    Avg Yield         Cost       Market Value   Avg Yield
                                            ------------    ------------  --------------  -----------    ------------ --------------
As of December 31, 1997
   Due in one year or less                  $  1,495,341    $  1,498,500      6.02%       $         -     $         -
   Due after one year through five years      10,931,129      10,987,601      6.42%                 -               -
   Due after five years through ten years              -               -      0.00%                 -               -
   Due after ten years                                 -               -      0.00%         1,010,509       1,007,929         5.94%
                                            ------------    ------------      -----       -----------     -----------         -----
       Total                                $ 12,426,470    $ 12,486,101      6.31%       $ 1,010,509     $ 1,007,929         5.94%
                                            ============    ============      -----       ===========     ===========         -----

As of December 31, 1996
   Due in one year or less                     3,500,718       3,505,941      5.63%                 -               -  n/a
   Due after one year through five years      13,858,392      13,890,307      6.39%                 -               -  n/a
   Due after five years through ten years        504,455         504,453      7.11%                 -               -  n/a
   Due after ten years                                 -              -       0.00%                 -               -  n/a
                                            ------------    ------------      -----       -----------     -----------
       Total                                $ 17,863,565    $ 17,900,701      6.26%       $         -     $         -  n/a
                                            =============   ============      -----       ===========     ===========


Note:

1. The Company had no securities classified as held to maturity or trading as of December 31, 1997 and 1996.

III. Loan Portfolio

     The following table summarizes the breakdown of loans by type:

                                                                                   As of               As of
                                                                             December 31, 1997   December 31, 1996
   Loans secured by 1 to 4 family residential properties                     $      11,490,475   $       8,422,710
   Loans secured by multi-family and non-farm, non-residential properties            4,766,638           3,385,410
   Other loans secured by real estate                                                1,200,950           1,205,876
   Commercial and industrial loans                                                   6,359,904           3,668,418
   Loans to finance agricultural production                                            913,521             827,543
   Consumer loans                                                                    5,599,490           5,976,108
   Other loans                                                                          38,971              54,109
                                                                             -----------------   -----------------
     Subtotal                                                                       30,369,949          23,540,174
     Less: Unearned income                                                               5,051               2,712
                                                                             -----------------   -----------------
       Total                                                                 $      30,364,898   $      23,537,462
                                                                             =================   =================

     The following tables summarize the contractual maturities of fixed and variable rate loans:

                                                                                 Classified based on Contractual Maturity
                                                                                 Due in one                  Due after one
                                                                                year or less              through five years
                                                                        ----------------------------  ---------------------------
                                                                          Fixed Rate   Variable Rate   Fixed Rate   Variable Rate
                                                                        -------------  -------------  ------------  -------------
December 31, 1997
  Loans secured by 1 to 4 family residential properties                 $   1,278,513  $   1,545,189  $  4,436,496  $      44,188
  Loans secured by multi-family and non-farm, non-residential properties      519,678        317,906     1,489,211      1,563,580
  Other loans secured by real estate                                          313,201        240,758       126,368              -
  Commercial and industrial loans                                             716,168      3,631,902     1,369,121        201,927
  Loans to finance agricultural production                                    710,044         53,615       149,862              -
  Consumer loans                                                            1,318,710        113,195     3,902,598              -
  Other loans                                                                  38,971              -             -              -
                                                                        -------------  -------------  ------------  -------------
      Total                                                             $   4,895,285  $   5,902,565  $ 11,473,656  $   1,809,695
                                                                        =============  =============  ============= =============

December 31, 1996
  Loans secured by 1 to 4 family residential properties                       916,493        639,853     2,525,527         18,298
  Loans secured by multi-family and non-farm, non-residential properties      665,451         15,065       578,862      1,377,594
  Other loans secured by real estate                                          514,259         22,453       346,194              -
  Commercial and industrial loans                                             902,118      1,245,852     1,288,897         69,597
  Loans to finance agricultural production                                    173,520        390,142       263,881              -
  Consumer loans                                                            1,693,994      1,551,661     2,493,604              -
  Other loans                                                                       -              -        53,927              -
                                                                        -------------  -------------  ------------  -------------
      Total                                                                 4,865,835      3,865,026     7,550,892      1,465,489
                                                                        =============  =============  ============  =============

                                                                  Classified based on Contractual Maturity
                                                                                 Due after
                                                                                 five years
                                                                        ----------------------------
                                                                          Fixed Rate   Variable Rate
                                                                        -------------  -------------
December 31, 1997
  Loans secured by 1 to 4 family residential properties                 $   4,186,089  $           -
  Loans secured by multi-family and non-farm, non-residential properties      428,072        448,191
  Other loans secured by real estate                                          195,300        325,323
  Commercial and industrial loans                                              82,965        357,821
  Loans to finance agricultural production                                          -              -
  Consumer loans                                                              259,936              -
  Other loans                                                                       -              -
                                                                        -------------  -------------
      Total                                                             $   5,152,362  $   1,131,335
                                                                        =============  =============

December 31, 1996
  Loans secured by 1 to 4 family residential properties                     4,322,539              -
  Loans secured by multi-family and non-farm, non-residential properties      483,412        265,026
  Other loans secured by real estate                                          322,970              -
  Commercial and industrial loans                                             156,013          5,941
  Loans to finance agricultural production                                          -              -
  Consumer loans                                                              234,319              -
  Other loans                                                                       -              -
                                                                        -------------  -------------
      Total                                                                 5,519,253        270,967
                                                                        =============  =============

Risk Elements

                                                                      As of                     As of
Nonaccrual, Past Due and Restructured Loans                     December 31, 1997         December 31, 1996
                                                                -----------------         -----------------
Nonaccrual loans                                                            1,011                         -
----------------
Accruing loans contractually past due 90 days or more                          -                          -
Troubled debt restructurings                                                   -                          -

The amount of interest that would have been included in income on the above nonaccrual loan if it had been current in accordance with its original term was $100. The amount of interest that was included in interest on the above loan for the Year Ended December 31, 1997 was $0.

The Bank's policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on nonaccrual.


Potential Problem Loans
-----------------------
Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate.
Where feasible, loans charged down or charged off will continue to be collected. Management considers the current allowance adequate to cover potential losses in the loan portfolio.

IV. Summary of Loan Loss Experience

                                                                                 As of                   As of
                                                                           December 31, 1997       December 31, 1996

    Allowance for possible loan losses, beginning of period                $         359,146       $         385,000
                                                                           -----------------       -----------------
    Charge-offs:
      Commercial                                                                           -                   5,270
      Real estate - construction                                                           -                       -
      Real estate - mortgage                                                               -                       -
      Consumer loans                                                                  20,719                  41,855
                                                                           -----------------       -----------------
        Total                                                                         20,719                  47,125
                                                                           -----------------       -----------------
    Recoveries:
      Commercial                                                                           -                       -
      Real estate - construction                                                           -                       -
      Real estate - mortgage                                                               -                       -
      Consumer loans                                                                   6,290                     271
                                                                           -----------------       -----------------
        Total                                                                          6,290                     271
                                                                           -----------------       -----------------

    Net charge-offs                                                                   14,429                  46,854
                                                                           -----------------       -----------------

    Additions charged to operations                                                   42,000                  21,000
    Adjustments                                                                            -                       -
                                                                           -----------------       -----------------
    Allowance for possible loan losses, end of period                                386,717                 359,146
                                                                           -----------------       -----------------

    Average loans outstanding, net of unearned income                      $      28,308,710       $      23,806,046
                                                                           =================       =================

    Ratio of net charge-offs during the period to average loans
    outstanding during the period                                                       0.05%                   0.20%
                                                                                       =====                   =====

Allocation of Allowance for Loan Losses

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:

                                                                                 As of                   As of
                                                                           December 31, 1997       December 31, 1996
                                                                           -----------------       -----------------
Allocation of Allowance for Loan Losses by Loan Type:
  Loans secured by 1 to 4 family residential properties                    $         146,314       $         128,503
  Loans secured by multi-family and non-farm, non-residential properties              60,696                  51,650
  Other loans secured by real estate                                                  15,292                  18,398
  Commercial and industrial loans                                                     80,984                  55,968
  Loans to finance agricutural production                                             11,632                  12,626
  Consumer loans                                                                      71,301                  91,176
  Other loans                                                                            498                     825
  Unallocated                                                                              -                       -
                                                                           -----------------       -----------------
      Total                                                                $         386,717       $         359,146
                                                                           =================       =================


Allocation of Allowance for Loan Losses as a                                         As of                 As of
  Percent of Total Allowance                                                    December 31, 1997     December 31, 1996
                                                                                -----------------     -----------------
  Loans secured by 1 to 4 family residential properties                                       38%                   36%
  Loans secured by multi-family and non-farm, non-residential properties                      16%                   14%
  Other loans secured by real estate                                                           4%                    5%
  Commercial and industrial loans                                                             21%                   16%
  Loans to finance agricutural production                                                      3%                    4%
  Consumer loans                                                                              18%                   25%
  Other loans                                                                                  0%                    0%
  Unallocated                                                                                  0%                    0%
                                                                                               --                    --
      Total                                                                                  100%                  100%
                                                                                             ====                  ====

Year-End Loan Types as a Percent of Total Loans

  Loans secured by 1 to 4 family residential properties                                       38%                   36%
  Loans secured by multi-family and non-farm, non-residential properties                      16%                   14%
  Other loans secured by real estate                                                           4%                    5%
  Commercial and industrial loans                                                             21%                   16%
  Loans to finance agricutural production                                                      3%                    4%
  Consumer loans                                                                              18%                   25%
  Other loans                                                                                  0%                    0%
  Unallocated                                                                                  0%                    0%
                                                                                               --                    --
      Total                                                                                  100%                  100%
                                                                                             ====                  ====

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. As a new institution, the Bank does not have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios which reflect average ratios of .99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model which assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if an existing loans credit conditions have improved or worsened. As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.

V.   Deposits

     The following table summarizes the average rate for deposit accounts:

                                                Average               Average              Average             Average
                                                Balance                Rate                Balance              Rate
                                           December 31, 1997     December 31, 1997    December 31, 1996   December 31, 1996
                                           -----------------     -----------------    -----------------   -----------------
Non-interest bearing deposits                      4,976,356                                  6,507,751
Interest bearing demand deposits                   8,152,109                 2.14%            7,421,015               2.20%
Savings and money market deposits                  6,108,311                 3.22%            5,707,675               3.20%
Time deposits                                     26,350,570                 5.92%           27,239,752               5.90%
                                           -----------------                 -----    -----------------               -----

Total average deposits                     $      45,587,346                 4.26%    $      46,876,193               4.17%
                                           =================                 =====    =================               =====

As of December 31, 1997 and 1996 the amount outstanding of time certificates of deposit of $100,000 or more was $6,558,157 and $6,240,653, respectively. Amounts by time remaining until maturity on time deposits of $100,000 or more were:


                                                  As of               As of
                                           December 31, 1997   December 31, 1996
                                           -----------------   -----------------

3 months or less                           $       2,540,795   $         838,716
over 3 through 6 months                            1,538,940           1,682,762
over 6 through 12 months                           1,435,556           1,170,828
over 12 months                                     1,042,866           2,548,347
                                           -----------------   -----------------
   Total                                   $       6,558,157   $       6,240,653
                                           =================   =================




VI.  Return on Equity and Assets

                                                  Ratio              Ratio
                                               Year Ended        Period Ended
                                           December 31, 1997   December 31, 1996
                                           -----------------   -----------------

Return on average assets                               0.21%              -0.29%

Return on average equity                               1.65%              -2.41%

Dividend payout ratio                                     0%                  0%

Average equity to average asset ratio                 12.48%              12.12%


VII. Short-term Borrowings

No category of short-term borrowings exceeds 30% of stockholders' equity.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Bank owns the property on which its main office is located in Fitzgerald, Georgia, at 102 West Roanoke Drive. The two-story brick building contains approximately 11,152 square feet, with an attached drive-up canopy of approximately 1,400 square feet. The Bank is located on approximately 1,408 acres of land and contains 39 regular parking spaces and two handicap spaces. The building has seven teller stations inside the building, three drive-up teller stations, and one ATM station. The drive-up window is located behind the teller stations. The banking platform, with four personal banker positions, is across the lobby area from the teller stations, and behind this area are six offices for lending functions. The facility contains a training room, operations space, and a board room on the upper level, with significant room for expansion. The Bank opened a two-lane drive-through facility located on South Main Street in Fitzgerald in January 1998.

     Other than normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this item is partially included in the Company's Annual Report to shareholders at page 1, and is incorporated herein by reference.

     The Company did not issue or sell any unregistered shares of its Common Stock during 1997 and 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 21 through 26, and is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 1 through 20, and are incorporated herein by reference:

     Independent Auditors' Report

     Financial Statements

          Consolidated Balance Sheets dated as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,
           1997, 1996, and 1995.
          Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995.
          Consolidated Statements of Cash Flows for the years ended December
           31, 1997, 1996 and 1995.
          Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders held on March 25, 1998, under the headings, "Directors and Executive Officers - Election of Directors" at pages 2 through 3, "Security Ownership of Certain Beneficial Owners and Management," at pages 5 through 8, and are incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on March 25, 1998, under the heading, "Compensation of Executive Officers and Directors," at pages 4 through 5, and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on March 25, 1998, under the heading, "Security Ownership of Certain Beneficial Owners and Management," at pages 5 through 8, and are incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on March 25, 1998, under the headings, "Certain Relationships and Related Transactions," at page 8, and "Compensation of Executive Officers and Directors," at pages 4 through 5, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

Exhibit Number                      Exhibit
--------------                      -------


     3.1               Articles of Incorporation./1//

     3.2               Bylaws./1//

     4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at
                       Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

     13.1 CBC Holding Company 1997 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1997 Annual Report to Shareholders is not deemed to be filed as part of this Report.

     21.1              Subsidiaries of CBC Holding Company/1//

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

     27.1              Financial Data Schedule.

   (b) Reports on Form 8-K filed in the fourth quarter of 1997: None.



/1// Incorporated herein by reference to exhibit of same number in the Company's
     Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CBC HOLDING COMPANY



                                            By:
                                               ---------------------------------
                                                 George M. Ray
                                                 President and Chief
                                                 Executive Officer



                                            Date:
                                                 -----------------------



                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints George M. Ray and Sidney S. (Buck) Anderson, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                Date
         ---------                            -----                ----


/s/ Sidney S. (Buck) Anderson, Jr.      Chairman, Director
----------------------------------                             -----------------
Sidney S. (Buck) Anderson, Jr.


/s/ James Thomas Casper, III            Director
----------------------------------                             -----------------
James Thomas Casper, III


/s/ John T. Croley, Jr.                 Secretary, Vice
----------------------------------      Chairman, Director     -----------------
John T. Croley, Jr.


/s/ A.B.C. (Chip) Dorminy, III          Director
----------------------------------                             -----------------
A.B.C. (Chip) Dorminy, III


/s/ John S. Dunn                        Director
----------------------------------                             -----------------
John S. Dunn


/s/ William P. Herlovich                Director
----------------------------------                             -----------------
William P. Herlovich


/s/ Lee Phillip Liles                   Director
----------------------------------                             -----------------
Lee Phillip Liles


/s/ Steven L. Mitchell                  Director
----------------------------------                             -----------------
Steven L. Mitchell


/s/ James A. Parrott, II                Director
----------------------------------                             -----------------
James A. Parrott, II


/s/ Jack F. Paulk                       Director
----------------------------------                             -----------------
Jack F. Paulk


/s/ George M. Ray                       President and Chief
----------------------------------      Executive Officer,     ----------------
George M. Ray                           Director (Principal
                                        Financial and
                                        Accounting Officer)


/s/ Robert E. Sherrell                  Director
----------------------------------                             -----------------
Robert E. Sherrell


/s/ John Edward Smith, III              Director
----------------------------------                             -----------------
John Edward Smith, III

                                 EXHIBIT INDEX
                                 -------------
                                                                  Page Number in
Exhibit                                                            Sequentially
Number                               Exhibit                       Numbered Copy
------                               -------                       -------------

  3.1         Articles of Incorporation./1//                            N/A

  3.2         Bylaws./1//                                               N/A

  4.1         Instruments Defining the Rights of Security
              Holders. See Articles of Incorporation at
              Exhibit 3.1 hereto and Bylaws at Exhibit 3.2
              hereto.                                                   N/A

  13.1 CBC Holding Company 1997 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1997 Annual Report to Shareholders is not deemed to be filed as part of this Report.

  21.1        Subsidiaries of  CBC Holding Company/1//                  N/A

  24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

  27.1        Financial Data Schedule.




     /1// Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

                      CBC HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 1997
================================================================================


                               TABLE OF CONTENTS
                               -----------------


                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORT.......................................       1


CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets.....................................       2

   Consolidated Statements of Changes in Shareholders' Equity......       3

   Consolidated Statements of Income...............................       4

   Consolidated Statements of Cash Flows...........................       5

   Notes to Consolidated Financial Statements......................       6

MANAGEMENT'S DISCUSSION AND ANALYSIS...............................      21

     CBC Holding Company, a Georgia corporation (the "Company") is a holding company engaged in commercial banking primarily in Ben Hill County, Georgia. The Company currently has one subsidiary, Community Banking Company of Fitzgerald (the "Bank"), which is active in retail and commercial banking.

     The Company's common stock, $1.00 par value (the "Common Stock"), is not traded on an established trading market. As of March 2, 1998 there were 636 holders of record of the Company's Common Stock. The Company has not paid a dividend since its incorporation in 1996. Currently, the Company's sole source of income is dividends from the Bank. The Bank is subject to regulation by the Georgia Department of Banking and Finance (the "DBF"). Statutes and regulations enforced by the DBF include parameters which define when the Bank may or may not pay dividends. It is the current policy of the Company to retain earnings to permit future expansion if deemed desirable. As a result, the Company has no current plan to initiate the payment of cash dividends, and its future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. All FDIC insured institutions, regardless of their level of capitalization, are prohibited from paying any dividend or making any other kind of distribution, if following the payment or distribution, the institution would be undercapitalized.

     This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



Board of Directors
CBC Holding Company and Subsidiary

     We have audited the accompanying consolidated balance sheets of CBC
Holding Company and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBC Holding Company and Subsidiary at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






January 7, 1998
Dublin, Georgia

CBC HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

================================================================================
                                                          As of December 31,
                                                    ----------------------------
                                                        1997             1996*
--------------------------------------------------------------------------------
Assets
  Cash and due from banks                           $  1,383,896   $  1,955,359
  Federal funds sold                                   1,800,000      5,050,000
--------------------------------------------------------------------------------
    Total cash and cash equivalents                    3,183,896      7,005,359
--------------------------------------------------------------------------------
  Securities available for sale, at fair value        13,494,030     17,900,701
  Loans, net of unearned income                       30,364,898     23,537,462
  Less- allowance for loan losses                       (386,717)      (359,146)
--------------------------------------------------------------------------------
    Loans, net                                        29,978,181     23,178,316
--------------------------------------------------------------------------------
  Bank premises and equipment,
   less accumulated depreciation                       2,124,870      2,156,655
  Accrued interest receivable                            537,221        548,427
  Intangible assets, net of amortization               2,543,044      2,738,454
  Other assets and accrued income                         60,689         32,041
--------------------------------------------------------------------------------
       Total Assets                                 $ 51,921,931   $ 53,559,953
================================================================================
Liabilities and Shareholders' Equity
  Deposits:
       Non-interest bearing demand                  $  5,198,927   $  5,148,136
       Interest-bearing demand                        11,396,685     11,291,918
       Savings                                         2,762,434      2,502,799
       Time deposits over $100,000                     6,558,157      6,240,653
       Other time deposits                            18,886,365     21,477,594
--------------------------------------------------------------------------------
         Total deposits                               44,802,568     46,661,100
  Accrued interest payable                               253,134        210,262
  Other liabilities and accrued expenses                 116,782        133,549
  Other borrowed funds                                    73,000              -
--------------------------------------------------------------------------------
         Total liabilities                            45,245,484     47,004,911
--------------------------------------------------------------------------------
  Shareholders' Equity:
   Common stock, $1 par value, authorized
    10,000,000 shares, issued and
    outstanding 664,097 shares                           664,097        664,097
   Paid-in capital surplus                             5,976,873      5,976,873
   Accumulated deficit                                    (2,177)      (110,439)
   Unrealized holding gains on available
    for sale securities, net of tax                       37,654         24,511
--------------------------------------------------------------------------------
       Total shareholders' equity                      6,676,447      6,555,042
--------------------------------------------------------------------------------
         Total Liabilities and
          Shareholders' Equity                      $ 51,921,931   $ 53,559,953
================================================================================

* As restated for pooling of interest.



          See Accompanying Notes to Consolidated Financial Statements
                                      -2-

CBC HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


====================================================================================================================================

                                                                                            Retained      Unrealized
                                                                            Paid-in         Earnings       Holding
                                                              Common        Capital       (Accumulated      Gains
                                                              Stock         Surplus         Deficit)    on Securities    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                    $         -    $         -    $        -    $        -    $         -
  Issuance of 664,097 shares of common stock                  3,320,485      3,320,485             -             -      6,640,970
  Net loss                                                            -              -      (110,439)            -       (110,439)
  Valuation allowance adjustment on
     securities available for sale                                    -              -             -        24,511         24,511
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996, as previously reported             3,320,485     3,320,485      (110,439)       24,511      6,555,042
  Adjustments in connection with pooling of interests
     Issuance of 664,097 shares of CBC Holding
       Company common stock                                      664,097     5,976,873             -             -      6,640,970
  Cancellation of 664,097 shares of Community
       Banking Company of Fitzgerald common stock
       pursuant to merger effective March 31, 1997            (3,320,485)   (3,320,485)            -             -     (6,640,970)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996, as restated                          664,097     5,976,873      (110,439)       24,511      6,555,042
  Net income                                                           -             -       108,262             -        108,262
  Changes in allowance for unrealized gains on
   available securities                                                -             -             -        13,143         13,143
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                  $    664,097   $ 5,976,873    $   (2,177)   $   37,654    $ 6,676,447
====================================================================================================================================



          See Accompanying Note to Consolidated Financial Statements
                                      -3-

CBC HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

================================================================================
                                                       Years ended December 31,
                                                      --------------------------
                                                          1997         1996*
--------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                          $ 2,650,129   $ 1,537,091
  Income on federal funds sold                             96,080       342,546
  Interest on securities - U.S. Governmental
   agencies and corporations                            1,010,852       703,077
--------------------------------------------------------------------------------
     Total interest income                              3,757,061     2,582,714
--------------------------------------------------------------------------------
Interest Expense:
  Interest on NOW and money market deposits               294,425       192,993
  Interest on savings deposits                             76,987        49,242
  Interest on time deposits greater than $100,000         382,789       250,451
  Interest on other time deposits                       1,177,752       874,605
  Other interest expense                                   11,419        11,861
--------------------------------------------------------------------------------
     Total interest expense                             1,943,372     1,379,152
--------------------------------------------------------------------------------
  Net interest income before loan losses                1,813,689     1,203,562
  Less - provision for loan losses                         42,000        21,000
--------------------------------------------------------------------------------
     Net interest income after provision
      for loan losses                                   1,771,689     1,182,562
--------------------------------------------------------------------------------
Other Operating Income:
  Service charges on deposit accounts                     247,388       136,456
  Other service charges, commissions and fees              24,150        18,076
  Gain on sales of investment securities
   available for sale                                      24,501             -
  Other income                                             86,873        25,065
--------------------------------------------------------------------------------
     Total other operating income                         382,912       179,597
--------------------------------------------------------------------------------
Other Operating Expense:
  Salaries                                                698,663       510,458
  Employee benefits                                       174,956       124,239
  Net occupancy expenses                                  147,162        83,640
  Equipment rental and depreciation of equipment          143,017       102,387
  Amortization                                            225,001       153,706
  Other expenses                                          598,869       555,937
--------------------------------------------------------------------------------
     Total other operating expenses                     1,987,668     1,530,367
--------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                         166,934      (168,208)
  Income tax provision (benefit)                           58,672       (57,769)
--------------------------------------------------------------------------------
Net Income (Loss)                                     $   108,262   $  (110,439)
--------------------------------------------------------------------------------
Income (Loss) Per Share**                             $      0.16   $     (0.17)
================================================================================

* As restated for pooling of interest.

** Net Income (Loss) / weighted average outstanding shares of 664,097.



         See Accompanying Notes to Consolidated Financial Statements
                                     -4-

CBC HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


=========================================================================================================================
                                                                                            Years ended December 31,
                                                                                       ----------------------------------
                                                                                             1997             1996*
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                    $      108,262    $     (110,439)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                  42,000            21,000
    Depreciation                                                                              123,364            85,961
    Amortization of intangible assets                                                         225,001           153,706
    (Gain) loss on sale of securities                                                         (24,501)                -
    Changes in accrued income and other assets                                                (47,033)         (667,199)
    Changes in accrued expenses and other liabilities                                          19,334           131,783
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                                    446,427          (385,188)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Net change in loans made to customers                                                    (6,841,865)       (1,775,150)
  Purchase of securities available for sale                                                (4,009,427)      (19,400,701)
  Proceeds from sales of available for sale securities                                      6,951,715                 -
  Proceeds from maturities of securities available for sale                                 2,521,016         1,500,000
  Purchases of property and equipment                                                         (91,579)         (365,063)
  Purchase of mortgage backed securities                                                   (1,012,218)                -
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                               (2,482,358)      (20,040,914)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                                                            -         6,640,970
  Assumption of deposits on acquisition, net of reduction for purchased assets                      -        17,828,165
  Net change in demand and savings account                                                    428,820         2,293,341
  Net change in other time deposits                                                        (2,287,352)          668,985
  Proceeds from short-term borrowings                                                         117,500                 -
  Payments on short-term borrowings                                                           (44,500)                -
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                                 (1,785,532)       27,431,461
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (3,821,463)        7,005,359

Cash and Cash Equivalents, Beginning of Year                                                7,005,359                 -
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                                 $    3,183,896    $    7,005,359
=========================================================================================================================

* As restated for pooling of interest.




          See Accompanying Notes to Consolidated Financial Statements
                                      -5-

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accounting and reporting policies of the CBC Holding Company (the "Company") and Subsidiary, Community Banking Company of Fitzgerald (the "Bank"), conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and the results of operations are summarized as follows:

          1.   Reporting Entity - The Company was incorporated as a Georgia
               ----------------
               corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of the Bank. The Company became the holding company of the Bank pursuant the Plan of Reorganization, dated October 25, 1996, by and among the Company, the Bank and Interim Fitzgerald Company, a wholly-owned subsidiary of the Company ("Interim"). Pursuant to the terms of the Plan of Reorganization, Interim merged with and into the Bank and the shareholders of the Bank received one share of Company common stock for each share of Bank common stock.

               Pursuant to the Plan of Reorganization, the merger of Interim with and into the Bank was accounted for as a pooling of interests. The Bank, which engages in banking, became a wholly-owned subsidiary of the Company on March 31, 1997 through the exchange of 664,097 shares of the Company's common stock for all of the outstanding stock of the Bank. The financial statements of prior years have been restated to give effect to the reorganization. The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

          2.   Securities - The classification of securities is determined at
               ----------
               the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

               Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net of tax effect) excluded from earnings and reported as a component of shareholders' equity. Securities available for sale will be used as a part of the Company's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, and other factors.

               Held to maturity securities, primarily debt securities, are stated at cost, net of the amortization of premium and the accretion of discount. The Company intends and has the ability to hold such securities on a long-term basis or until maturity.

               Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts.

               The market value of securities is generally based on quoted market prices. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

          3.   Loans and Interest Income - Loans are stated at the amount of
               -------------------------
               unpaid principal, reduced by net deferred loan fees, unearned discounts, and a valuation allowance for possible loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are generally placed on nonaccrual status when full payment of principal or interest is in doubt, or when they are past due 90 days as to either principal or interest. Senior management may grant a waiver from non-accrual status if a past due loan is well secured and in process of collection. A non-accrual loan may be restored to accrual status when all principal and interest amounts contractually due, including arrearages, are reasonably assured of repayment within a reasonable period, and there is a sustained period of performance by the borrower in accordance with the contractual terms of the loan. When interest

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

               accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

          4.   Allowance for Loan Losses - The allowance for loan losses is
               -------------------------
               available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

               The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

               In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), which was amended in 1994 by Statement of Financial Accounting Standards No. 115, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (SFAS 118). These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. The Bank evaluates a loan for impairment when it is placed on non-accrual status and all or a portion is internally risk rated as substandard or doubtful. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. These standards do not apply to larger groups of smaller-balance, homogenous loans and therefore are principally relevant to commercial loans. For purposes of applying these standards, the Bank considers consumer loans and other collateral based loans of less than $41,000 to be smaller-balance, homogeneous loans.

          5.   Premises and Equipment - Premises and equipment are stated at
               ----------------------
               cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

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

          7.   Intangible Assets - Goodwill is being amortized using the
               -----------------
               straight line method over fifteen years. The original amount of goodwill was $2,692,939 and has an accumulated amortization at December 31, 1997 of $306,696, resulting in an unamortized balance of $2,386,243. Organizational costs are being amortized using the straight line method over five years. Organizational costs for the Bank totaled $199,237 and have an accumulated

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

               amortization at December 31, 1997 of $67,588, resulting in an unamortized balance of $131,649. Organizational costs for the Company totaled $29,590 and have an accumulated amortization at December 31, 1997 of $4,438, resulting in an unamortized balance of $25,152.

          8.   Income Taxes - The liability method of accounting is used for
               ------------
               income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carry-forwards, using enacted laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

          9.   Cash and Cash Equivalents - For purposes of reporting cash flows,
               -------------------------
               cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included

          10.  Use of Estimates - The preparation of financial statements in
               ----------------
               conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

               While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

          11.  Advertising Costs - It is the policy of the Company to expense
               -----------------
               advertising costs as they are incurred. The Company does not engage in any direct-response, advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 1997 and 1996 were $33,493 and $76,457, respectively.

B.   INVESTMENT SECURITIES
     ---------------------

     Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt securities held at December 31, 1997 and 1996. In addition, gross unrealized gains and gross unrealized losses are disclosed as of December 31, 1997 and 1996, in accordance with Statement of Position 90-11 of the American Institute of Certified Public Accountants, which is effective for financial statements covering fiscal years ending after December 15, 1990.

     The book and market values of securities classified as available for sale were:

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

       -----------------------------------------------------------------------------------------------------------
                                                           Amortized     Unrealized   Unrealized      Estimated
                                                             Cost          Gains        Losses       Market Value
       -----------------------------------------------------------------------------------------------------------
       December 31, 1997:
         Non-mortgage backed debt securities of:
           U.S. Treasury                                 $  1,502,573   $     4,772   $         -    $  1,507,345
           U.S. government agencies                        10,923,897        54,859             -      10,978,756
       -----------------------------------------------------------------------------------------------------------
              Total non-mortgage backed securities         12,426,470        59,631             -      12,486,101
         Mortgage backed securities                         1,010,509             -        (2,580)      1,007,929
       -----------------------------------------------------------------------------------------------------------
                Total                                    $ 13,436,979   $    59,631   $    (2,580)   $ 13,494,030
       -----------------------------------------------------------------------------------------------------------
       December 31, 1996:
         Non-mortgage backed debt securities of:
           U.S. Treasury                                 $  4,006,354   $     9,122   $         -    $  4,015,476
           U.S. government agencies                        13,857,211        28,014             -      13,885,225
       -----------------------------------------------------------------------------------------------------------
                Total                                    $ 17,863,565   $    37,136   $         -    $ 17,900,701
       -----------------------------------------------------------------------------------------------------------

The book and market values of pledged securities were $2,591,060 and $2,603,366 respectively, at December 31,1997 and $2,091,751 and $2,094,690, at December
31, 1996. The amortized cost and estimated market value of debt securities available for sale at December 31, 1997 and 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


       -----------------------------------------------------------------------------------
                                                                             Estimated
       December 31, 1997                                 Amortized Cost     Market Value
       -----------------------------------------------------------------------------------
       Non-mortgage backed securities:
         Due in one year or less                         $    1,495,341    $    1,498,500
         Due after one year through five years               10,931,129        10,987,601
         Due after five years through ten years                       -                 -
         Due after ten years                                          -                 -
       -----------------------------------------------------------------------------------
           Total non-mortgage backed securities          $   12,426,470    $   12,486,101
       Mortgage backed securities                             1,010,509         1,007,929
       -----------------------------------------------------------------------------------
           Total                                         $   13,436,979    $   13,494,030
       -----------------------------------------------------------------------------------

                                                                              Estimated
       December 31, 1996                                 Amortized Cost      Market Value
       -----------------------------------------------------------------------------------
       Non-mortgage backed securities:
         Due in one year or less                         $    3,500,718    $    3,505,941
         Due after one year through five years               13,858,392        13,890,307
         Due after five years through ten years                 504,455           504,453
         Due after ten years                                          -                 -
       -----------------------------------------------------------------------------------
           Total                                         $   17,863,565    $   17,900,701
       -----------------------------------------------------------------------------------

     The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

     portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

     At December 31, 1997 and 1996, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

C.   LOANS
     -----

     The following is a summary of the loan portfolio by principal categories at December 31, 1997 and 1996:


       -------------------------------------------------------------------------------------------------------------
                                                                                       1997               1996
       -------------------------------------------------------------------------------------------------------------
       Loans secured by 1 to 4-family residential properties                       $ 11,490,475     $     8,422,710
       Loans secured by multi-family, non-farm, non-residential properties            4,766,638           3,385,410
       Other loans secured by real estate                                             1,200,950           1,205,876
       Commercial and industrial loans                                                7,273,425           4,495,961
       Consumer loans                                                                 5,599,490           5,976,108
       Other loans                                                                       38,971              54,109
       -------------------------------------------------------------------------------------------------------------
         Subtotal                                                                    30,369,949          23,540,174
         Less:  Unearned income                                                          (5,051)             (2,712)
       -------------------------------------------------------------------------------------------------------------
           Total                                                                   $ 30,364,898      $   23,537,462
       -------------------------------------------------------------------------------------------------------------

     Loans on which the accrual of interest has been discontinued or reduced amounted to $1,011 and $-0- at December 31, 1997 and 1996, respectively.

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

D.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

     A summary of changes in allowance for loan losses of the Company for the years ended December 31, 1997, and 1996 is as follows:


       --------------------------------------------------------------------------------
                                                                 1997           1996
       --------------------------------------------------------------------------------
       Beginning Balance                                      $ 359,146      $ 385,000
       Add-Provision for possible loan losses                    42,000         21,000
       --------------------------------------------------------------------------------
          Subtotal                                              401,146        406,000
       Less:
          Loans charged off                                      20,719         47,125
          Recoveries on loans previously charged off             (6,290)          (271)
       --------------------------------------------------------------------------------
             Net loans charged off                               14,429         46,854
       --------------------------------------------------------------------------------
       Balance, end of year                                   $ 386,717      $ 359,146
       --------------------------------------------------------------------------------

E.   BANK PREMISES AND EQUIPMENT
     ---------------------------

     The following is a summary of asset classifications and depreciable lives for the Bank:


       --------------------------------------------------------------------------------------------
                                                    Useful Life         1997             1996
       --------------------------------------------------------------------------------------------
         Land                                                       $    565,000      $   552,175
         Banking house and improvements                8-40            1,222,564        1,181,614
         Equipment, furniture, and fixtures            5-10              400,799          367,738
         Software and capitalized conversion costs       3               145,832          141,089
       --------------------------------------------------------------------------------------------
             Total                                                     2,334,194        2,242,616
         Less - accumulated depreciation                                (209,325)         (85,961)
       --------------------------------------------------------------------------------------------
               Bank premises and equipment, net                     $  2,124,870        2,156,655
       --------------------------------------------------------------------------------------------

     Depreciation included in operating expenses amounted to $123,364 and $85,961 in 1997 and 1996, respectively.

F.   DEPOSITS
     --------

     The Bank had deposit liabilities in NOW accounts of $7,952,211 and $7,494,483 at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

        -----------------------------------------------------------------------
         1998                                                     $  19,642,223
         1999                                                         2,587,010
         2000                                                         2,163,508
         2001                                                           179,012
         2002 and thereafter                                            872,769
        -----------------------------------------------------------------------
         Total time deposits                                      $  25,444,522
        -----------------------------------------------------------------------


                                      -11

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

G.   SHORT-TERM BORROWINGS
     ---------------------

     The Bank had a line of credit for federal funds purchased of $1,000,000 and $1,500,000 with correspondent institutions as of December 31, 1997. At various times during the year the Bank was advanced funds against these lines, however, at December 31, 1997, there was no outstanding balance.

     The Company has a short-term note with a financial institution for $100,075. This note is due November 13, 1998 and bears interest at First State Bank and Trust Company's prime rate which was 8.5% at December 31, 1997. Interest and principal are payable at maturity. At December 31, 1997 the amount advanced to the Company on this note was $73,000.

H.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes was computed as follows:

       -------------------------------------------------------------------------
                                                          1997         1996
       -------------------------------------------------------------------------
       Current tax expense                           $         -   $         -
       Deferred tax expense (benefit)                     58,672       (57,769)
       -------------------------------------------------------------------------
          Net income tax expense (benefit)           $    58,672   $   (57,769)
       -------------------------------------------------------------------------

     Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense (benefit) and tax expense (benefit) computed at the federal income tax rate are as follows:

       -------------------------------------------------------------------------
                                                          1997        1996
       -------------------------------------------------------------------------
       Tax on pretax income at statutory rate,
         including effect of loss carryforwards      $    56,757   $   (57,191)
       Tax-exempt interest income                              -        (1,882)
       Non-deductible interest expense related
         to tax-exempt income                                  9           175
       Non-deductible business entertainment                 178            96
       Other differences                                   1,728         1,033
       -------------------------------------------------------------------------
         Total                                       $    58,672   $   (57,769)
       -------------------------------------------------------------------------
       Net effective tax rate                              35.1%         (34.3%)
       -------------------------------------------------------------------------

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

     The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets (liabilities) are as follows:

       ---------------------------------------------------------------------------------------------
                                                                             1997          1996
       ---------------------------------------------------------------------------------------------
       Deferred Income Tax Assets:
           Net operating loss                                            $    33,085    $   74,521
           Provision for loan losses, net                                        584             -
       ---------------------------------------------------------------------------------------------
             Total deferred tax asset                                         33,669        74,521
       ---------------------------------------------------------------------------------------------
       Deferred Income Tax Liabilities:
           Unrealized (gain) loss on available for sale securities           (19,398)      (12,627)
           Depreciation                                                      (34,572)       (7,962)
           Provision for loan losses, net                                          -        (8,790)
       ---------------------------------------------------------------------------------------------
             Total deferred tax liability                                    (53,970)      (29,379)
       ---------------------------------------------------------------------------------------------
           Net deferred tax asset (liability)                            $   (20,301)   $   45,142
       ---------------------------------------------------------------------------------------------

     The Bank has available at December 31, 1997, $97,310 of unused operating loss carryforwards that may be applied against future taxable income and that expire in 2012. No allowance was recorded against the deferred tax asset because the Bank expects to generate sufficient future taxable income against which its loss carryforward can be offset.

I.   RETIREMENT PLAN
     ---------------

     The Company has a 401(k) plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors. Retirement plan expenses for administrative fees charged to operations amounted to $1,149 and $2,645 for 1997 and 1996, respectively. No matching contributions were made by the Company for the years ended December 31, 1997 and 1996.

J.   YEAR 2000 COMPLIANCE ISSUES
     ---------------------------

     The Company and the Bank are in the process of evaluating the potential effects of the Year 2000 problem on its operating and environmental systems. This potential problem exists due to many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000 - "00" as the year 1900, or just not be able to comprehend the date, thus, potentially affecting the accuracy of, or ability to process any date sensitive functions.

     The Company and the Bank will adopt a plan during 1998 for bringing their systems into compliance so that the potential problems should not occur. The costs of achieving Year 2000 compliance for the Company and the Bank had not been determined at December 31, 1997.

K.   LIMITATION ON DIVIDENDS
     -----------------------

     The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank's regulatory agency if the following conditions are met:

     1) Total classified assets at the most recent examination of the bank do not exceed eighty (80) percent of equity capital.

     2) The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year's net income.

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

     3) The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

     As of January 1, 1998, the Bank could pay dividends of $72,560 to the Company without regulatory consent. Dividends paid by the Bank are the primary source of funds available to the Company.

L.   FINANCIAL INSTRUMENTS
     ---------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank does require collateral or other security to support financial instruments with credit risk.

                                                                                       Contract Amount
       --------------------------------------------------------------------------------------------------------
                                                                                    1997             1996
       --------------------------------------------------------------------------------------------------------
       Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit                                          $    7,429,882   $    8,535,834
         Standby letters of credit                                                    154,225          165,000
       --------------------------------------------------------------------------------------------------------
            Total                                                              $    7,584,107   $    8,700,834
       --------------------------------------------------------------------------------------------------------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

M.   LEASE COMMITMENT
     ----------------

     The Bank leases the equipment which processes and transmits all of the Bank's daily transactions. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 1997 and 1996. The minimum future lease payments under capital leases as of December 31, 1997, for each of the next five years and in the aggregate are:

         -----------------------------------------------------------------------
         For Year Ended December 31,
         -----------------------------------------------------------------------
               1998                                           $          20,808
               1999                                                      20,808
               2000                                                      20,808
               2001                                                         929
         -----------------------------------------------------------------------
                  Total minimum lease payments                $          63,353
         -----------------------------------------------------------------------

N.   RELATED PARTY TRANSACTIONS
     --------------------------

     In the ordinary course of business, the Company, through the Bank, has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The following is a summary of activity during 1997 with respect to such loans to these individuals:

         -----------------------------------------------------------------------
         Balances at December 31, 1996                        $       1,502,965
           New loans                                                  1,759,773
           Repayments                                                (2,064,049)
         -----------------------------------------------------------------------
         Balances at December 31, 1997                        $       1,198,689
         -----------------------------------------------------------------------


     In addition to the above outstanding balances, there are loan commitments of $1,321,683 available to certain executive officers and directors that were unused as of December 31, 1997.

O.   FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments
                   -----------------------------------------------------
     requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Bank's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance.

     Cash and Short-Term Investments - For cash, due from banks, federal funds
     -------------------------------
     sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

     Investment Securities Held to Maturity and Securities Available for Sale -
     ------------------------------------------------------------------------
     Fair values for investment securities are based on quoted market prices.

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

     Loans and Mortgage Loans Held for Sale - The fair value of fixed rate loans
     --------------------------------------
     is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Deposit Liabilities - The fair value of demand deposits, savings accounts
     -------------------
     and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Federal Funds Purchased - The carrying value of federal funds purchased
     -----------------------
     approximates their fair value.

     FHLB Advances - The fair value of the Bank's fixed rate borrowings are
     -------------
     estimated using discounted cash flows, based on Bank's current incremental borrowing rates for similar types of borrowing arrangements.

     Long-Term Debt and Convertible Subordinated Debentures - Rates currently
     ------------------------------------------------------
     available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

     Commitments to Extend Credit, Standby Letters of Credit and Financial
     ---------------------------------------------------------------------
     Guarantees Written - Because commitments to extend credit and standby
     ------------------
     letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

     Limitations - Fair value estimates are made at a specific point in time,
     -----------
     based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on many judgements. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================
     The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 1997 and 1996, are as follows:

  -----------------------------------------------------------------------------------------------
                                                  1997                           1996
  -----------------------------------------------------------------------------------------------
                                         Carrying       Estimated        Carrying     Estimated
                                          Amount       Fair Value         Amount     Fair Value
  -----------------------------------------------------------------------------------------------
  Assets:
   Cash and short-term investments       $ 3,183,896    $ 3,183,896    $ 7,005,359    $ 7,005,359
   Securities available for sale          13,494,030     13,494,030     17,900,701     17,900,701
   Loans                                  30,364,898     30,357,523     23,537,462     23,271,456
  -----------------------------------------------------------------------------------------------
  Liabilities -
   Deposits                               44,802,568     44,548,900     46,661,100     52,144,150
   Other borrowings                           73,000         73,000              -              -
  -----------------------------------------------------------------------------------------------
  Unrecognized financial instruments:
   Commitments to extend credit            7,429,882      7,429,882      8,535,834      8,535,834
   Standby letters of credit and
     financial guarantees written            154,225        154,225        165,000        165,000
  -----------------------------------------------------------------------------------------------

P. DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS
   ------------------------------------------------

   Interest - Cash paid during the years ended December 31, 1997 and 1996 for
   --------
interest was as follows:

  ------------------------------------------------------------------------------
                                                        1997             1996
  ------------------------------------------------------------------------------
  Interest on deposits and short-term borrowings     $  1,900,500   $  1,391,884
  ------------------------------------------------------------------------------

   Non-cash transactions - Other non-cash transactions relating to investing
   ---------------------
and financing activities were as follows:


  ------------------------------------------------------------------------------------------------------
                                                                                 1997             1996
  ------------------------------------------------------------------------------------------------------
  Increase in unrealized gain on available for sale securities               $    19,916     $    37,136
  ------------------------------------------------------------------------------------------------------
  Issuance of 664,097 shares of CBC Holding Company common stock in
    exchange for Community Banking Company of Fitzgerald common stock        $ 6,640,970      $        -
  ------------------------------------------------------------------------------------------------------
  Cancellation of 664,097 shares of Community Banking Company of
    Fitzgerald common stock pursuant to merger effective March 31, 1997      $(6,640,970)     $        -
  ------------------------------------------------------------------------------------------------------


Q. CREDIT RISK CONCENTRATION
   -------------------------
     The Bank grants agribusiness, commercial, and residential loans to its customers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the area's economic stability. The primary trade area for the Bank is generally that area within fifty miles in each direction.

     The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.

R. REGULATORY MATTERS
   ------------------

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the Table.

                                                                     Requirement                         To Be Well Capitalized
                                                                     For Capital                         Under Prompt Corrective
                                   Actual                         Adequacy Purposes                         Action Provisions
                                   ------                         -----------------                         -----------------

                            Amount        Ratio              Amount                Ratio               Amount                  Ratio

------------------------------------------------------------------------------------------------------------------------------------


As of December 31, 1997

  Total Capital To
  (Risk Weighted Assets)   4,543,000      13.6%  2,666,000 greater than or equal to 8.0%    3,332,000 greater than or equal to 10.0%


  Tier I Capital To
  (Risk-Weighted Assets)   4,157,000      12.5%  1,333,000 greater than or equal to 4.0%    1,999,000 greater than or equal to  6.0%


  Tier I Capital To
  (Average Assets)         4,157,000       8.3%  1,999,000 greater than or equal to 4.0%    2,498,000 greater than or equal to  5.0%


As of December 31, 1996

  Total Capital To
  (Risk Weighted Assets)   4,323,000      16.3%  2,121,000 greater than or equal to 8.0%    2,652,000 greater than or equal to 10.0%


  Tier I Capital To
  (Risk-Weighted Assets)   3,964,000      14.9%  1,064,000 greater than or equal to 4.0%    1,596,000 greater than or equal to  6.0%


  Tier I Capital To
  (Average Assets)         3,964,000       7.7%  2,048,000 greater than or equal to 4.0%    2,560,000 greater than or equal to 5.0%

------------------------------------------------------------------------------------------------------------------------------------


CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================
S. CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
   ----------------------------------------------------

    Condensed parent company financial information on CBC Holding Company as of and for the year ended December 31, 1997, is as follows:

       BALANCE SHEET
       -------------------------------------------------------------------------------
       Assets:
         Cash in subsidiary                                                $     2,209
         Investment in subsidiary, at equity in underlying net assets        6,713,304
         Accrued income and other assets                                        34,308
       -------------------------------------------------------------------------------
           Total Assets                                                    $ 6,749,821
       -------------------------------------------------------------------------------
       Liabilities:
         Accrued interest payable                                          $       374
         Other borrowed funds                                                   73,000
       -------------------------------------------------------------------------------
           Total liabilities                                                    73,374
       -------------------------------------------------------------------------------
       Shareholders' Equity:
         Common stock, $1 par value; authorized 10,000,000 shares,
          outstanding 664,097 shares                                           664,097
         Paid-in capital surplus                                             5,976,873
         Accumulated deficit                                                    (2,177)
         Allowance for unrealized gain on available for sale securities         37,654
       -------------------------------------------------------------------------------
           Total shareholders' equity                                        6,676,447
       -------------------------------------------------------------------------------
             Total Liabilities and Shareholders' Equity                    $ 6,749,821
       -------------------------------------------------------------------------------

       STATEMENT OF INCOME AND ACCUMULATED DEFICIT
       -------------------------------------------------------------------------------
       Revenues - Dividend from subsidiary                                 $         -
       -------------------------------------------------------------------------------
       Expenses:
         Interest                                                                3,616
         Other                                                                  42,397
       -------------------------------------------------------------------------------
           Total expenses                                                       46,013
       -------------------------------------------------------------------------------
       Income (Loss) Before Taxes and Equity Income of Subsidiary              (46,013)
         Income tax benefit                                                      9,156
       -------------------------------------------------------------------------------
       Loss Before Equity Income of Subsidiary                                 (36,857)
         Equity in undistributed income of subsidiary                          145,119
       -------------------------------------------------------------------------------
       Net Income                                                              108,262
       Accumulated Deficit, Beginning                                         (110,439)
       -------------------------------------------------------------------------------
       Accumulated Deficit, Ending                                         $    (2,177)
       -------------------------------------------------------------------------------

CBC HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997
================================================================================

       STATEMENT OF CASH FLOWS
       --------------------------------------------------------------------------------------------
       Cash flows from operating activities:
         Net income                                                                       $ 108,262
         Adjustments to reconcile net income to net cash provided by (used in) operating activities:
         Amortization                                                                         4,439
         Equity investment income                                                          (145,119)
         Increase (decrease) in accrued income and other assets                             (38,746)
         (Decrease) increase in accrued interest and other expenses                             373
       --------------------------------------------------------------------------------------------
           Net cash used in operating activities                                            (70,791)
       --------------------------------------------------------------------------------------------
       Cash flows from financing activities:
         Proceeds from short-term notes                                                     117,500
         Principal paid on short-term borrowings                                            (44,500)
       --------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                         73,000
       --------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                              2,209
       Cash and cash equivalents at beginning of year                                             -
       --------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                                           $   2,209
       ============================================================================================

   As mentioned in Note A, CBC Holding Company was incorporated as a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of Community Banking Company of Fitzgerald. As of December 31, 1996, CBC Holding Company had not acquired the common stock of Community Banking Company of Fitzgerald and thus was not consolidated with the Bank financial statements as of December 31, 1996. CBC Holding Company's operations as of December 31, 1996 were minimal and there were no material transactions or balances. Thus, we have not shown any financial information for CBC Holding Company as of December 31, 1996 in the above parent only financial statements.

CBC HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
================================================================================
Management's Discussion and Analysis and Results of Operations

GENERAL
-------

The Bank was incorporated on January 19, 1996 (the "Inception Date"). From the Inception Date to April 18, 1996, the Bank's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Georgia Department of Banking and Finance (the "DBF") and the FDIC of its application to charter the Bank.

On April 18, 1996, the Bank completed the offering of its shares of the Bank's common stock by receiving subscriber deposits for 664,097 shares at $10.00 per share. The Bank was capitalized with $3,320,485 of common stock, par value $5.00 per share and $3,154,461 of paid-in capital and a reserve for initial operating losses of $166,024, as required by the DBF. The Bank purchased certain loans and assumed certain deposits from Bank South, N.A. (now known as NationsBank of Georgia, N.A.) pursuant to a Purchase and Assumption Agreement dated October 18, 1995. The Bank also purchased its current facilities and property from Bank South pursuant to the Purchase and Assumption Agreement.

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

FINANCIAL CONDITION
-------------------

Total assets of $51,921,931 at December 31, 1997 is a decrease of 3.06% from $53,559,953 at December 31, 1996. At December 31, 1997, total deposits had decreased 3.98% to $44,802,568 from $46,661,100 at December 31, 1996. The decreases are primarily attributable to management's decision to not retain higher yielding certificates of deposits as they matured. This decision was based on the Bank's desire to achieve a higher loan to deposit ratio as well as to reduce the Bank's cost of funds. Total loans had grown 29.01% to $30,364,898 from $23,537,462 at December 31, 1996. This represented a loan to deposit ratio at December 31, 1997 of 67.77% compared to 50.44% at December 31, 1996. Earning assets represented approximately 87.9% and 86.8% of total assets at December 31, 1997 and 1996, respectively.

Capital
-------

At December 31, 1997 and 1996, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well-capitalized". Based on the level of the Bank's risk weighted assets at December 31, 1997 and 1996, the Bank had $1.2 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

CBC HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
================================================================================
Liquidity

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Investment securities, exclusive of unrealized gains and losses, declined $4,426,586 or 24.78% during 1997. Funds from the net principal paydowns, maturities, calls, and sales of these securities were used to fund loan demand. At December 31, 1997, the securities available for sale, exclusive of unrealized gains and losses, had decreased from $17,863,565 at December 31, 1996 to $13,436,979. The Bank had no securities classified as held to maturity as of December 31, 1997 and 1996. Federal funds sold had deceased 64.36% to $1,800,000 at December 31, 1997, down from $5,050,000 at December 31,
1996 due to investing of these funds in securities and loans.

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

RESULTS OF OPERATIONS
---------------------

General

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, a key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Net Income

For the year ended December 31, 1997, the Company had net income of $108,262 ($0.16 per share). The Bank had a net loss of $110,439 ($0.17 per share) from January 19, 1996 (Inception Date) to December 31, 1996.

The following table shows the related ratios for Assets and Equity for the year ended December 31,1997 and the period ended December 31, 1996:

       -------------------------------------------------------------------------
                                                          1997         1996
       -------------------------------------------------------------------------

       Return on average assets                           0.21%       -0.29%

       Return on average equity                           1.65%       -2.41%

       Dividend pay-out ratio                              0%           0%

       Average equity to average asset ratio             12.48%       12.12%
       -------------------------------------------------------------------------

CBC HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
================================================================================
Interest Income / Interest Expense

For the period ended December 31, 1996, interest income from loans and investments, including loan fees of $37,793, was $2,582,714, representing a yield of 7.80% on average earning assets of $47,274,610. Interest expense was $1,379,152, representing a cost of 4.86% on average interest bearing liabilities of $40,510,592. Net interest income was $1,203,562, producing a net yield of 3.64% on average earning assets.

For the year ended December 31, 1997, interest income from loans and investments, including loan fees of $81,112, was $3,757,061, representing a yield of 8.15% on average earning assets of $46,102,550. Interest expense was $1,943,372, representing a cost of 4.77% on average interest bearing liabilities of $40,757,590. Net interest income was $1,813,689, producing a net yield of 3.93% on average earning assets.

Asset Quality

The provision for loan losses for the year ended December 31, 1997 and the period ended December 31, 1996 and was $42,000 and $21,000, respectively. Total loan charge-offs were $20,719 and $47,125 for the year ended December 31, 1997 and the period ended December 31, 1996, respectively, and were related to the Bank's consumer loan portfolio. At December 31, 1997 and 1996, the Bank had no loans past due 90 days or more. At December 31, 1997 and 1996, the Bank had non-accrual loans of $1,011 and $0, respectively . The allowance for loan losses at December 31, 1997 and 1996 was $386,717 and $359,146, respectively. This represents 1.27% and 1.53% of total loans at December 31, 1997 and 1996, respectively.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. As a new institution, the Bank does not yet have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios which reflect average ratios of 0.99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

CBC HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
================================================================================
Non-Interest Income

Non-interest income for the year ended December 31, 1997 and the period ended December 31, 1996 was $382,912 and $179,597, respectively. This consisted primarily of service charges on deposit accounts which were $247,388 for the year ended December 31, 1997 and $136,456 for the period ended December 31, 1996 and credit life and disability insurance premium income which was $17,806 for the year ended December 31, 1997 and $14,054 for the period ended December 31, 1996. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The credit life and disability insurance premium income is sold primarily on consumer installment debt and should grow with the growth in the Bank's consumer loan portfolio.

Non-Interest Expense

Non-interest expense for the year ended December 31, 1997 and the period ended December 31, 1996 was $1,987,668 and $1,530,367, respectively. This consisted primarily of salaries and benefits which were $873,619 for the year ended December 31, 1997 and $634,697 for the period ended December 31, 1996. Other major expenses included in non-interest expense for the year ended December 31, 1997 included amortization of $225,001, supplies of $44,253, data processing of $80,615, and professional fees of $50,866. Other major expenses included in non-interest expense for the period ended December 31, 1996 included amortization of $153,706, supplies of $85,728, data processing of $57,749, and professional fees of $85,121.

INTEREST RATE SENSITIVITY
-------------------------

The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margin while maintaining net interest income at acceptable levels. The Company attempts to accomplish this objective by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity. An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap.

CBC HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
================================================================================
The Bank's interest rate sensitivity position at December 31, 1997 is set forth in the table below:

                                             0-90            91-180          181-365        Over 1 Year         Over
                                             Days             Days             Days        thru 5 Years       5 Years
                                        ----------------------------------------------------------------------------------
Interest Rate Sensitive Assets:
  Loans                                 $ 11,706,208     $  1,741,829     $  2,832,490     $ 11,126,865     $  2,957,506
  Securities                                 500,301                -          995,040       10,931,129        1,010,509
  Federal Funds Sold                       1,800,000                -                -                -                -
                                        ----------------------------------------------------------------------------------
    Total Interest Rate
      Sensitive Assets                  $ 14,006,509     $  1,741,829     $  3,827,530     $ 22,057,994     $  3,968,015
                                        ----------------------------------------------------------------------------------

Interest Rate Sensitive Liabilities:
  Interest Bearing Demand Deposits      $          -     $          -     $          -     $          -     $  7,952,511
  Savings and Money Market Deposits        3,444,174                -                -                -        2,762,434
  Time Deposits                            7,783,544        5,576,300        6,271,473        5,813,205                -
  Other Borrowings                                 -                -                -                -                -
                                        ----------------------------------------------------------------------------------
    Total Interest Rate
      Sensitive Liabilities             $ 11,227,718     $  5,576,300     $  6,271,473     $  5,813,205     $ 10,714,945
                                        ----------------------------------------------------------------------------------

Interest Rate Sensitivity GAP           $  2,778,791     $ (3,834,471)    $ (2,443,943)    $ 16,244,789     $ (6,746,930)
                                        ----------------------------------------------------------------------------------

Cumulative Interest Rate
  Sensitivity GAP                       $  2,778,791     $ (1,055,680)    $ (3,499,623)    $ 12,745,166     $  5,998,236
                                        ----------------------------------------------------------------------------------
Cumulative GAP as a % of total
  Assets at December 31, 1997                   5.35%           -2.03%           -6.74%           24.55%           11.55%
                                        ----------------------------------------------------------------------------------
Cumulative GAP as a % of total
  Assets at December 31, 1996                   3.90%           -5.28%          -12.52%           21.40%            9.50%
                                        ----------------------------------------------------------------------------------

Distribution of maturities for available for sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms.

The interest rate sensitivity table presumes that all loans and securities will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and customer needs. The Bank monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.

The Bank has established an asset/liability committee which monitors the Bank's interest rate sensitivity and makes recommendations to the board of directors for actions that need to be taken to maintain a targeted gap range of plus or minus 10%. An analysis is made of the Bank's current cumulative gap each month and presented to the board for review.

It is the policy of the Bank to include savings and NOW accounts in the over five year repricing period in calculating cumulative gap. This methodology is based on the Bank's experience that these deposits represent "core" deposits of the Bank and the repricing of these deposits does not move with the same magnitude as general market rates. The Bank's rates for these deposits are consistently in the mid-range for the market area and this has not had an adverse effect on the Bank's ability to maintain these deposit accounts. The Bank believes that placing these deposits in an earlier repricing period would force the Bank to inappropriately shorten its asset maturities to obtain the

CBC HOLDING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
================================================================================
targeted gap range. This would leave the Bank exposed to falling interest rates, and unnecessarily reduce its net interest margin.

At December 31, 1997, the above gap analysis indicates a negative cumulative gap position thru the one year time interval of $3,499,623. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 58% of rate sensitive liabilities and 43% of rate sensitive assets repricing within one year. The Bank is asset sensitive, meaning that rising rates tend to be beneficial, in the near and long term and is liability sensitive at the three-month and one-year time horizons, meaning that falling rates tend to be beneficial to the Bank's net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

OFFICERS OF CBC HOLDING COMPANY
-------------------------------

Sidney S. (Buck) Anderson, Jr., Chairman of the Board

George M. Ray, President and Chief Executive Officer

John T. Croley, Vice Chairman and Secretary

EXECUTIVE OFFICERS OF COMMUNITY BANKING COMPANY OF FITZGERALD
-------------------------------------------------------------

Sidney S. (Buck) Anderson, Jr., Chairman of the Board

George M. Ray, President and Chief Executive Officer

Rebecca H. Powell, Vice President and Chief Operations Officer

DIRECTORS OF CBC HOLDING COMPANY AND COMMUNITY BANKING COMPANY OF FITZGERALD
----------------------------------------------------------------------------

S.S. (Buck) Anderson, Jr., Chairman of the Board of the Company and the Bank; General Manager - Dixie Peanut Company

James T. Casper, III, Certified Public Accountant, Worthington and Casper CPA

John T. Croley, Jr., Vice Chairman and Secretary of the Company and the Bank; Attorney, sole practitioner

A.B.C. Dorminy, III, President ABCD Farms, Inc. ,CEO - Farmers Quality Peanut Co. and D&F Grain Co.

John S. Dunn, Owner - Shep Dunn Construction

William P. Herlovich, Retired Banker

Lee Phillip Liles, Agency Manager - Georgia Farm Bureau Mutual Insurance Co.

Steven L. Mitchell, President Mitchell Bros. Timber Co.

James A. Parrott, II, Owner - Standard Supply Co. & Building Materials, Inc.

Jack F. Paulk, Agency Field Executive - State Farm Insurance

George M. Ray, President and Chief Executive Officer of the Company and the Bank

Robert E. Sherrell, Attorney, Jay, Sherrell & Smith

John Edward Smith, III, Attorney, Jay, Sherrell & Smith

Shareholders may obtain, without charge, a copy of CBC Holding Company 1997 Annual Report to the Securities and Exchange Commission on Form 10-KSB. Written requests should be addressed to George M. Ray, President, CBC Holding Company, 102 West Roanoke Drive, Fitzgerald, Georgia 31750.