Form 10QSB
period 1998-03-31
CBC HOLDING CO
filed 1998-05-13
CIK 1038359

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1998
                                         ------------------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from __________________ to _________________


Commission file number             0-22451
                       --------------------------------------------------------

                              CBC HOLDING COMPANY
               _________________________________________________
       (Exact Name of Small Business Issuer as Specified in Its Charter)


   GEORGIA                              58-2311557
 -------------                          ---------------------------
(State or Other Jurisdiction of        (I.R.S. Employer
Incorporation or Organization)             Identification No.)



                 102 West Roanoke Drive, Fitzgerald, GA 31750
                -----------------------------------------------
                   (Address of Principal Executive Offices)



                                (912) 423-4321
                             --------------------
               (Issuer"s Telephone Number, Including Area Code)



                                Not Applicable
                          --------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes          X        No
     ---------------      ________________



                      APPLICABLE ONLY TO CORPORATE ISSUERS


      State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at March 31, 1998
--------------------------------------------



Transitional Small Business Disclosure Format (check one):



Yes                    No        X
    ________________      ________________

PART I  - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald (the "Bank").


      A.   Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.


      B. Consolidated Statements of Income - For the Three Months Ended March 31, 1998 and 1997.


      C. Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 1998 and 1997.


The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


CBC HOLDING COMPANY
BALANCE SHEETS
(Unaudited)
-------------------------------------------------------------------------------------------
                                                       As of March 31,   As of December 31,
                                                            1998               1997
-------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                             $  1,934,503      $  1,383,896
  Federal funds sold                                     2,270,000         1,800,000
-------------------------------------------------------------------------------------------
    Total cash and cash equivalents                      4,204,503         3,183,896
-------------------------------------------------------------------------------------------
  Securities available for sale, at fair value          13,405,853        13,494,030
  Loans, net of unearned income                         31,488,410        30,364,898
  Allowance for loan losses                               (398,682)         (386,717)
-------------------------------------------------------------------------------------------
    Loans, net                                          31,089,728        29,978,181
-------------------------------------------------------------------------------------------
  Bank premises and equipment, less
    accumulated depreciation                             2,109,804         2,124,870
  Accrued interest receivable                              520,460           537,221
  Intangible assets, net of amortization                 2,486,424         2,543,044
  Other assets and accrued income                           79,114            60,689
------------------------------------------------------------------------------------------
    Total Assets                                      $ 53,895,886      $ 51,921,931
-------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
  Deposits:
    Non-interest bearing demand deposits              $  6,137,013      $  5,198,927
    Interest-bearing demand deposits                    12,219,692        11,396,685
    Savings deposits                                     2,903,026         2,762,434
    Time deposits $100,000 or more                       6,692,004         6,558,157
    Other time deposits                                 18,785,693        18,886,365
------------------------------------------------------------------------------------------
       Total deposits                                   46,737,428        44,802,568
------------------------------------------------------------------------------------------
  Accrued interest payable                                 204,578           253,134
  Other liabilities and accrued expenses                   142,515           116,782
  Other borrowings                                          83,000            73,000
------------------------------------------------------------------------------------------
       Total liabilities                                47,167,521        45,245,484
------------------------------------------------------------------------------------------
Shareholders' Equity:
  Common stock, $1.00 par value, authorized 10,000,000
     shares, issued and outstanding 664,097 shares         664,097           664,097
  Paid-in capital surplus                                5,976,873         5,976,873
  Accumulated earnings (deficit)                            37,755            (2,177)
  Unrealized holding losses on securities, net of tax       49,640            37,654
-------------------------------------------------------------------------------------------
      Total Shareholders' Equity                         6,728,365         6,676,447
-------------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity    $ 53,895,886       $51,921,931
-------------------------------------------------------------------------------------------




CBC HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

---------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
                                                                     1998            1997
---------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                                      $718,616        $581,925
  Interest on federal funds sold                                    34,346          37,872
  Interest on securities - U.S. Governmental agencies
    and corporations                                               215,869         287,462
---------------------------------------------------------------------------------------------
      Total interest income                                        968,831         907,259
---------------------------------------------------------------------------------------------
Interest Expense:
  Interest on NOW and money market deposits                         72,345          73,379
  Interest on savings deposits                                      21,149          18,135
  Interest on time deposits                                        354,553         403,952
  Other interest expense                                             3,128           1,727
--------------------------------------------------------------------------------------------
      Total interest expense                                       451,175         497,193
--------------------------------------------------------------------------------------------
Net interest income before loan losses                             517,656         410,066
Less - provision for loan losses                                    15,000          10,500
---------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses          502,656         399,566
---------------------------------------------------------------------------------------------
Other Operating Income:
  Service charges on deposit accounts                               68,696          60,408
  Other service charges, commissions and fees                       11,371          10,322
  Other income                                                       4,196           2,143
---------------------------------------------------------------------------------------------
      Total other operating income                                  84,263          72,873
---------------------------------------------------------------------------------------------
Other Operating Expenses:
  Salaries                                                         172,155         171,435
  Employee benefits                                                 43,627          45,766
  Net occupancy expenses                                            41,006          39,310
  Equipment rental and depreciation of equipment                    38,381          30,310
  Amortization                                                      56,620          55,140
  Other expenses                                                   169,322         118,740
---------------------------------------------------------------------------------------------
       Total other operating expenses                              521,111         460,701
---------------------------------------------------------------------------------------------
Income Before Income Taxes                                          65,808          11,738
  Income tax provision                                              25,877           3,997
---------------------------------------------------------------------------------------------
Net Income                                                        $ 39,931        $  7,741
---------------------------------------------------------------------------------------------
Income Per Share - based on weighted average
  outstanding shares of 664,097                                   $   0.06        $   0.01
---------------------------------------------------------------------------------------------



CBC HOLDING COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended March 31,
                                                                               1998                 1997
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                              $   39,931         $    7,741
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                15,000             10,500
      Depreciation                                                             33,714             29,727
      Amortization of intangible assets                                        56,620             55,140
      (Gain) loss on sale of securities                                        (2,214)                 -
      Changes in accrued income and other assets                               (1,663)           (20,874)
      Changes in accrued in expenses and other liabilities                    (22,823)           (87,362)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                  118,565             (5,128)

Cash Flows from Investing Activities:
   Net change in loans made to customers                                   (1,126,547)        (2,248,998)
   Purchases of available for sale securities                              (1,405,000)        (1,504,192)
   Proceeds from sales and maturities of available for sale securities      1,507,377            995,331
   Purchase of property and equipment                                         (18,648)           (14,255)

         Net cash used in investing activities                             (1,042,818)        (2,772,114)
---------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Net change in demand and savings accounts                                1,901,685           (526,038)
   Proceeds from short-term borrowings                                         10,000             25,000
   Net change in other time deposits                                           33,175           (303,261)
---------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                 1,944,860           (804,299)
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in  Cash and Cash Equivalents                       1,020,607         (3,581,541)
Cash and Cash Equivalents, Beginning of Period                              3,183,896          7,005,359
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                   $4,204,503         $3,423,818
---------------------------------------------------------------------------------------------------------------



CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

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

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

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

  8.  CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and
      -------------------------
      cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included.

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

  10. ADVERTISING COSTS  It is the policy of the Company to expense advertising
      -----------------
      costs as they are incurred. The Company does not engage in any direct-response, advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the three months ended March 31, 1998 and 1997 were $9,355 and $6,284, respectively.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

B. INVESTMENT SECURITIES
   ---------------------

  Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt securities held at March 31, 1998 and December 31, 1997. In addition, gross unrealized gains and gross unrealized losses are disclosed as of March 31, 1998 and December 31, 1997, in accordance with Statement of Position 90-11 of the American Institute of Certified Public Accountants, which is effective for financial statements covering fiscal years ending after December 15, 1990.

  The book and market values of securities available for sale were:

-------------------------------------------------------------------------------------------
                                           Amortized   Unrealized Unrealized    Estimated
                                             Cost        Gains      Losses     Market Value
--------------------------------------------------------------------------------------------
March 31, 1998:
 Non-mortgage backed debt securities of:
   U.S. Treasury                          $ 1,002,218   $ 5,282  $    -      $ 1,007,500
   U.S. government agencies                12,328,423    77,733    7,803      12,398,353
--------------------------------------------------------------------------------------------
     Total                                $13,330,641   $83,015  $ 7,803     $13,405,853
--------------------------------------------------------------------------------------------
December 31, 1997:
  Non-mortgage backed debt securities of:
    U.S. Treasury                         $ 1,502,573   $ 4,772  $    -      $ 1,507,345
    U.S. government agencies               11,934,406    54,859    2,580      11,986,685
--------------------------------------------------------------------------------------------
     Total                                   $13,436,979   $59,631  $ 2,580     $13,494,030
--------------------------------------------------------------------------------------------

  The amortized cost and estimated market value of debt securities available for sale at March 31, 1998 and December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                           Available for Sale
---------------------------------------------------------------------
                                                         Estimated
March 31, 1998                         Amortized Cost  Market Value
---------------------------------------------------------------------
Due in one year or less                 $ 3,992,947     $4,001,600
Due after one year through five years     8,837,694      8,906,168
Due after five years through ten years      500,000        498,085
Due after ten years                              -              -
----------------------------------------------------------------------
     Total                              $13,330,641    $13,405,853
---------------------------------------------------------------------


                                                  Available for Sale
-----------------------------------------------------------------------------
                                                                Estimated
December 31, 1997                            Amortized Cost   Market Value
-----------------------------------------------------------------------------
Due in one year or less                      $ 1,495,341     $ 1,498,500
Due after one year through five years         10,931,129      10,987,601
Due after five years through ten years         1,010,509       1,007,929
Due after ten years                                   -               -
-----------------------------------------------------------------------------
     Total                                   $13,436,979     $13,494,030
-----------------------------------------------------------------------------

  The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

  At March 31, 1998, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

C.  LOANS
    -----

  The following is a summary of the loan portfolio by principal categories at March 31, 1998 and December 31, 1997:

----------------------------------------------------------------------------------------------------------
                                                                        1998            1997
----------------------------------------------------------------------------------------------------------
Loans secured by 1 to 4-family residential properties                $11,650,905     $11,490,475
Loans secured by multi-family and non-farm,
  non-residential properties                                           4,844,906       4,766,638
Other loans secured by real estate                                     2,037,535       1,200,950
Commercial and industrial loans                                        7,503,483       7,273,425
Consumer loans                                                         5,428,937       5,599,490
Other loans                                                               27,188          38,971
-----------------------------------------------------------------------------------------------------
   Subtotal                                                           31,492,954      30,369,949
   Less:  Unearned income                                                 (4,544)         (5,051)
-----------------------------------------------------------------------------------------------------
     Total                                                           $31,488,410     $30,364,898
-----------------------------------------------------------------------------------------------------


D.  ALLOWANCE FOR LOAN LOSSES
    -------------------------

  A summary of changes in allowance for loan losses of the Company for the three months ended March 31, 1998 and the year ended December 31, 1997 is as follows:

                                                           March 31, 1998  December 31, 1997
-------------------------------------------------------------------------------------------

Allowance for possible loan losses, beginning of period        386,717        359,146

Charge-offs                                                     (4,278)       (20,719)
Recoveries                                                       1,243          6,290
-------------------------------------------------------------------------------------------
Net charge-offs                                                 (3,035)       (14,429)
Additions charged to operations                                 15,000         42,000
-------------------------------------------------------------------------------------------
Allowance for possible loan losses, end of period              398,682        386,717
-------------------------------------------------------------------------------------------

Average loans outstanding, net of unearned income           30,612,561     30,777,872
-------------------------------------------------------------------------------------------

Ratio of net charge-offs during the period to average loans
outstanding during the period                                     0.01%          0.05%
-------------------------------------------------------------------------------------------


Nonaccrual, Past Due and Restructured Loans as of March 31, 1998 and December 31, 1997 is as follows:
                                                     March 31, 1998   December 31, 1997
----------------------------------------------------------------------------------------

Nonaccrual loans                                                 -              1,011
Accruing loans contractually past due 90 days or more            -                  -
Troubled debt restructurings                                     -                  -
----------------------------------------------------------------------------------------





E.  YEAR 2000 COMPLIANCE ISSUES
    ---------------------------

  The Company and the Bank are in the process of evaluating the potential effects of the Year 2000 problem on its operating and environmental systems. This potential problem exists due to many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000 "00" as the year 1900, or just not be able to comprehend the date, thus, potentially affecting the accuracy of, or ability to process any date sensitive functions.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

  The Company and the Bank have adopted a plan during 1998 for bringing their systems into compliance so that the potential problems should not occur. The costs of achieving Year 2000 compliance for the Company and the Bank had not been determined at March 31, 1998.


F. REGULATORY MATTERS
   ------------------

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. As of March 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios are also presented in the Table.

                                                                                          To Be Well Capitralized
                                  Actual                 For Capital                      Under Prompt Corrective
                                                      Adequacy Purposes:                    Action Provisions:
                            Amount     Ratio      Amount                Ratio          Amount                Ratio
-----------------------------------------------------------------------------------------------------------------------------------
As of March 31, 1998

  Total Capital To                                         greater than                         greater than
(Risk Weighted Assets)    4,661,000    13.5%   2,770,000       or         8.0%    3,462,500         or           10.0%
                                                             equal to                             equal to


  Tier I Capital To                                       greater than                          greater than
(Risk-Weighted Assets)    4,262,000    12.3%   1,385,000      or          4.0%    2,077,500         or            6.0%
                                                            equal to                              equal to


  Tier I Capital To                                       greater than                          greater than
   (Average Assets)       4,262,000     8.4%   2,025,720      or          4.0%   1,731,250          or            5.0%
                                                            equal to                              equal to
  As of December 31, 1997


  Total Capital To                                        greater than                          greater than
(Risk Weighted Assets)    4,543,000    13.6%   2,666,000      or          8.0%   3,332,000          or           10.0%
                                                            equal to                              equal to


 Tier I Capital To                                        greater than                          greater than
(Risk-Weighted Assets)    4,157,000    12.5%   1,333,000      or          4.0%   1,999,000          or            6.0%
                                                            equal to                              equal to


Tier I Capital To                                          greater than                          greater than
   (Average Assets)       4,157,000    8.3%   1,999,000         or        4.0    2,498,000          or            5.0%
                                                             equal to                              equal to




CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

FINANCIAL CONDITION

 At December 31, 1997, the Bank had $51,921,931 in total assets and for the three months ended March 31, 1998 total assets had increased 3.80% to $53,895,886. For the three months ended March 31, 1998, total deposits had increased 4.32% to $46,737,428 from $44,802,568 at December 31, 1997 and total loans had grown 3.71% to $31,089,728 from $29,978,181 at December 31, 1997.
 This represented a loan to deposit ratio at March 31, 1998 of 66.52%.

 Capital

 At March 31, 1998 and December 31, 1997, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well- capitalized". Based on the level of the Bank's risk weighted assets at March 31, 1998 and December 31, 1997, the Bank had $1 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as assets and liabilities grow, mix and pricing strategies are developed.

 Liquidity

 The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the three months ended March 31, 1998, the securities available for sale had decreased .65% to $13,405,853 from $13,494,030 at December 31, 1997. The Bank had no securities classified as held to maturity as of March 31, 1998. At March 31, 1998, federal funds sold had increased 26.11% to $2,270,000 from $1,800,000 at December 31, 1997.

 Current deposits provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank expects earnings from loans and investments and other banking services as well as the current loan to deposit position to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short to intermediate term marketable investments.

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

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

 The Bank had net income of $7,741 ($.01 per share) for the three months ended March 31, 1997 as compared to net income of $39,931 ($.06 per share) for the three months ended March 31, 1998.

 For the three months ended March 31, 1997, interest income from loans and investments, including loan fees of $21,671, was $907,259, representing a yield of 7.83% on average earning assets of $46,353,299. Interest expense was $497,193 representing a cost of 4.77% on average interest bearing liabilities of $41,698,066. Net interest income was $410,066, producing a net yield of 3.54% on average earning assets.

 For the three months ended March 31, 1998, interest income from loans and investments, including loan fees of $47,695, was $968,831 representing a yield of 8.32% on average earning assets of $46,584,566. Interest expense was $451,175 representing a cost of 4.50% on average interest bearing liabilities of $40,083,248. Net interest income was $517,656, producing a net yield of 4.44% on average earning assets.

 The provision for loan losses for the three months ended March 31, 1998 and 1997 was $15,000 and $10,500, respectively. Total loan charge-offs were $4,278 and $8,603 for the three months ended March 31, 1998 and 1997, respectively, and were related to the Bank's consumer loan portfolio. At March 31, 1998 and 1997, the Bank had non-accrual loans of $0 and $7,500, respectively. The allowance for loan losses at March 31, 1998 and 1997 was $398,682 and $361,068, respectively. This represents 1.282% and 1.204% of total loans for the three months ended March 31, 1998 and 1997, respectively.

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

 Non-interest income for the three months ended March 31, 1998 and 1997 was $84,263 and $72,873, respectively. This consisted primarily of service charges on deposit accounts which were $68,696 and $60,408 for the three months ended March 31, 1998 and 1997, respectively.

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

 Non-interest expenses for the three months ended March 31, 1998 and 1997 was $521,111 and $460,701, respectively. This consisted primarily of salaries and benefits which were $215,782 for the three months ended March 31, 1998 and $217,201 for the three months ended March 31, 1997. Other major expenses included in non-interest expense for the three months ended March 31, 1998 included amortization of $56,620, supplies of $14,917, data processing of $33,544, and courier service of $12,403. Other major expenses included in non-interest expense for the three months ended March 31, 1997 included amortization of $55,140, supplies of $12,699, data processing of $21,139, and courier service of $11,588.

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

Interest Rate Sensitivity

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

The Bank's interest rate sensitivity position at March 31, 1998 is set forth in the table below:




                                         0-90           91-180         181-365      Over 1 Year         Over
                                         Days            Days           Days        thru 5 Years      5 Years
                                    -------------------------------------------------------------------------------
Interest Rate Sensitive Assets:
   Loans                            $10,250,193      $1,914,262     $4,294,160     $11,749,438     $ 3,280,357
   Securities                                 -         517,701      2,010,649       9,366,100       1,511,403
   Federal Funds Sold                 2,270,000               -              -               -               -
                                    -------------------------------------------------------------------------------
     Total Interest Rate
        Sensitive Assets            $12,520,193      $2,431,963     $6,304,809     $21,115,538     $ 4,791,760
                                    -------------------------------------------------------------------------------

Interest Rate Sensitive
   Liabilities:
  Interest Bearing Demand Deposits $         -      $        -     $        -     $         -     $ 8,767,580
  Savings and Money Market
   Deposits                          3,452,112               -              -               -       2,903,026
  Time Deposits                      6,081,703       4,438,806      8,415,674       6,541,514               -
  Other Borrowings                           -               -              -               -               -
                                    -------------------------------------------------------------------------------
     Total Interest Rate
        Sensitive Liabilities       $9,533,815      $4,438,806     $8,415,674      $6,541,514     $11,670,606
                                    -------------------------------------------------------------------------------

Interest Rate Sensitivity GAP       $2,986,378     ($2,006,843)   ($2,110,865)    $14,574,024     ($6,878,846)
                                    -------------------------------------------------------------------------------
Cumulative Interest Rate
  Sensitivity GAP                   $2,986,378      $  979,535    ($1,131,330)    $13,442,694      $6,563,848
                                    -------------------------------------------------------------------------------
Cumulative GAP as a % of total
  Assets at March 31, 1998                5.75%           1.89%         -2.18%          25.89%          12.64%
                                    -------------------------------------------------------------------------------
Cumulative GAP as a % of total
  Assets at December 31, 1997             5.35%          -2.03%         -6.74%          24.55%          11.55%
                                    ===============================================================================

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

CBC HOLDING COMPANY
NOTES AND MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

It is the policy of the Bank to include savings and NOW accounts in the over five year repricing period in calculating cumulative gap. This methodology is based on the Bank's experience that these deposits represent "core" deposits of the Bank and the repricing of these deposits does not move with the same magnitude as general market rates. The Bank's rates for these deposits are consistently in the mid-range for the market area and this has not had an adverse effect on the Bank's ability to maintain these deposit accounts. The Bank believes that placing these deposits in an earlier repricing period would force the Bank to inappropriately shorten its asset maturities to obtain the targeted gap range. This would leave the Bank exposed to falling interest rates, and unnecessarily reduce its net interest margin.

At March 31, 1998, the above gap analysis indicates a negative cumulative gap position thru the one year time interval of $1,131,330. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 55% of rate sensitive liabilities and 45% of rate sensitive assets repricing within one year. The Bank is asset sensitive, meaning that rising rates tend to be beneficial, in the near and long term and is liability sensitive at the three-month and one-year time horizons, meaning that falling rates tend to be beneficial to the Bank's net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.  Changes in Securities

   (a) Not Applicable
   (b) Not Applicable

Item 3.  Defaults Upon Senior Securities

   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to security holders for a vote during the three months ended March 31, 1998.

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K.

   A.   Exhibits - 27.1 Financial Data Schedule
   B. There have been no reports filed on form 8-K for the three months ended March 31, 1998.

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                              CBC HOLDING COMPANY

      05/08/98............................../s/ George Ray


Date  ____________________              _________________________________
                                        George Ray
                                        PRESIDENT/CHIEF EXECUTIVE OFFICER