Form 10QSB
period 1998-06-30
CBC HOLDING CO
filed 1998-08-14
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998
                                              --------------------

[_] Transition report under Section 13 or 15 (d) of the Exchange Act
         For the transition period from _________ to _________

Commission file number     0-22451
                      ------------------------------------------------

                             CBC HOLDING COMPANY
    ----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

    GEORGIA                                           58-2311557
 ---------------------------------                -----------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

                 102 West Roanoke Drive, Fitzgerald, GA 31750
                -----------------------------------------------
                   (Address of Principal Executive Offices)

                                (912) 423-4321
                             --------------------
               (Issuer's Telephone Number, Including Area Code)

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

Yes   X   No  _______
   ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at June 30, 1998
--------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes  _____   No   X
               -------

                              CBC Holding Company
                                and Subsidiary

                                     INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                                 PAGE
The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald.

          Consolidated Balance Sheets (unaudited) - June 30, 1998 and
          December 31, 1997.                                                                    2

          Consolidated Statements of Income (unaudited) - For the Six Months
          Ended June 30, 1998 and 1997 and For the Three Months Ended June 30,
          1998 and 1997.                                                                        3

          Consolidated Statements of Cash Flows (unaudited) - For the Six Months
          Ended June 30, 1998 and1997.                                                          4

          Notes to Consolidated Financial Statements (unaudited)                                5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 8

PART II:  OTHER INFORMATION                                                                    11

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                      CBC HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)
 ------------------------------------------------------------------------------------------------------
                                                                            June 30,     December 31,
                                                                               1998           1997
                                        ASSETS                             -------------  -------------

 Cash and due from banks                                                    $ 1,648,199    $ 1,383,896
 Federal funds sold                                                           3,160,000      1,800,000
                                                                            -----------    -----------
     Total cash and cash equivalents                                          4,808,199      3,183,896
                                                                            -----------    -----------
 Securities available for sale, at fair value                                12,387,109     13,494,030
 Loans, net of unearned income                                               33,452,154     30,364,898
 Less- allowance for loan losses                                               (414,024)      (386,717)
                                                                            -----------    -----------
     Loans, net                                                              33,038,130     29,978,181
                                                                            -----------    -----------
 Bank premises and equipment, less accumulated depreciation                   2,103,088      2,124,870
 Accrued interest receivable                                                    628,443        537,221
 Intangible assets, net of amortization                                       2,429,804      2,543,044
 Other assets and accrued income                                                111,410         60,689
                                                                            -----------    -----------
     Total Assets                                                           $55,506,183    $51,921,931
                                                                            ===========    ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Non-interest bearing demand                                              $ 6,886,413    $ 5,198,927
   Interest-bearing demand                                                   13,281,540     11,396,685
 Savings                                                                      2,791,164      2,762,434
 Time deposits over $100,000                                                  6,524,097      6,558,157
 Other time deposits                                                         18,768,686     18,886,365
                                                                            -----------    -----------
     Total deposits                                                          48,251,900     44,802,568
 Accrued interest payable                                                       163,800        253,134
 Other liabilities and accrued expenses                                         200,290        116,782
 Other borrowed funds                                                           109,000         73,000
                                                                            -----------    -----------
     Total liabilities                                                       48,724,990     45,245,484
                                                                            -----------    -----------
 Shareholders' Equity
   Commom stock, $1 par value, authorized 10,000,000 shares, issued
    and outstanding 664,097 shares                                              664,097        664,097
   Paid-in capital surplus                                                    5,976,873      5,976,873
   Retained earnings (accumulated deficit)                                       96,154         (2,177)
   Accumulated other comprehensive income                                        44,069         37,654
                                                                            -----------    -----------
    Total shareholders' equity                                                6,781,193      6,676,447
                                                                            -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $55,506,183    $51,921,931
                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements

                      CBC HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
 ------------------------------------------------------------------------------

                                                                     Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                       1998        1997         1998         1997
                                                                     --------    --------   ----------   ----------
INTEREST INCOME:
   Interest and fees on loans                                        $767,070    $630,311   $1,485,686   $1,212,236
   Income on federal funds sold                                        17,875      19,312       52,221       57,184
   Interest on securities                                             212,382     281,137      428,251      568,599
                                                                     --------    --------   ----------   ----------
      Total interest income                                           997,327     930,760    1,966,158    1,838,019
                                                                     --------    --------   ----------   ----------
INTEREST EXPENSE:
   Interest on NOW and money market deposits                           72,421      71,970      144,766      145,349
   Interest on savings deposits                                        21,369      18,559       42,518       36,694
   Interest on time deposits greater than $100,000                     98,474      96,576      191,714      192,533
   Interest on other time deposits                                    260,167     304,205      521,480      612,200
   Other interest expense                                               3,953       1,891        7,081        3,618
                                                                     --------    --------   ----------   ----------
      Total interest expense                                          456,384     493,201      907,559      990,394
                                                                     --------    --------   ----------   ----------
   Net interest income before loan losses                             540,943     437,559    1,058,599      847,625
   Less - provision for loan losses                                    15,000      10,500       30,000       21,000
                                                                     --------    --------   ----------   ----------
      Net interest income after provision for loan losses             525,943     427,059    1,028,599      826,625
                                                                     --------    --------   ----------   ----------
OTHER OPERATING INCOME:
   Service charges on deposit accounts                                 62,935      56,954      131,631      117,362
   Other service charges, commissions and fees                          8,128      13,104       19,499       23,426
   Gain on sales of investment securities                              14,473           -       16,687            -
   Other income                                                         2,015       2,114        3,997        4,257
                                                                     --------    --------   ----------   ----------
      Total other operating income                                     87,551      72,172      171,814      145,045
                                                                     --------    --------   ----------   ----------
OTHER OPERATING EXPENSE:
   Salaries                                                           161,383     170,438      333,538      341,873
   Employee benefits                                                   38,788      41,625       82,415       87,391
   Net occupancy expenses                                              41,655      47,413       82,661       86,723
   Equipment rental and depreciation of equipment                      39,016      30,338       77,397       60,646
   Amortization                                                        56,620      55,142      113,240      110,282
   Other expenses                                                     200,894     147,713      370,216      266,453
                                                                     --------    --------   ----------   ----------
      Total other operating expenses                                  538,356     492,669    1,059,467      953,368
                                                                     --------    --------   ----------   ----------

INCOME BEFORE INCOME TAXES                                             75,138       6,562      140,946       18,302
   Income tax provision                                                16,735       2,226       42,612        6,223
                                                                     --------    --------   ----------   ----------

NET INCOME                                                           $ 58,403    $  4,336   $   98,334   $   12,079
                                                                     ========    ========   ==========   ==========

INCOME PER SHARE*                                                       $0.09       $0.01        $0.15        $0.02
                                                                     ========    ========   ==========   ==========

 * Net Income (Loss) / weighted average outstanding shares of 664,097.

          See accompanying notes to consolidated financial statements

                      CBC HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
 -------------------------------------------------------------------------------

                                                                                                Six Months Ended
                                                                                                      June 30,
                                                                                             1998                 1997
                                                                                          ----------            ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                $    98,334            $    12,079
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                      30,000                 21,000
 Depreciation                                                                                   67,794                 59,455
 Amortization of intangible assets                                                             113,240                110,282
 Gain on sale of securities                                                                    (16,687)                     -
 Loss on sale of property and equipment                                                            141                      -
 Changes in accrued income and other assets                                                   (149,913)               (50,747)
 Changes in accrued expenses and other liabilities                                              (1,160)               (88,996)
                                                                                            -----------           -----------
 Net cash provided by operating activities                                                     141,749                 63,073
                                                                                            -----------           -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in loans made to customers                                                      (3,089,951)            (4,579,540)
 Purchase of securities available for sale                                                  (2,405,000)            (1,504,192)
 Proceeds from sales and maturities of available for sale securities                         3,538,329              1,998,717
 Proceeds from sale of property and equipment                                                    1,271                      -
 Purchases of property and equipment                                                           (47,425)               (47,010)
                                                                                            -----------           -----------
 Net cash used in investing activities                                                      (2,002,776)            (4,132,025)
                                                                                            -----------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand and savings account                                                     3,601,070                78,706
 Net change in other time deposits                                                             (151,740)           (1,575,177)
 Proceeds from short-term borrowings                                                             36,000                35,000
 Proceeds from federal funds purchased                                                                -               460,000
                                                                                            -----------          -----------
 Net cash provided by (used in) financing activities                                          3,485,330           (1,001,471)
                                                                                            -----------          -----------
 NET INCREASE (DECREASE) IN  CASH AND CASH EQUIVALENTS                                        1,624,303           (5,070,423)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 3,183,896            7,005,359
                                                                                            -----------          -----------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $ 4,808,199          $ 1,934,936
                                                                                            ===========          ===========

 SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for interest                                                                     $   996,893          $ 1,104,999
                                                                                            ===========          ===========

 Cash paid for income taxes                                                                 $         -          $         -
                                                                                            ===========          ===========

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
________________________________________________________________________________

(1) BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(2) NEW AND PENDING PRONOUNCEMENTS

    During February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior period EPS data presented is required. Based upon the current capital structure of the Company, this Statement will have no effect on the EPS calculation.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

    During the six months ended June 30, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

    During the six months ended June 30, 1998, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1997 follows:

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Accumulated other comprehensive income at December 31, 1997            $ 37,654

Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities available for sale, net
of deferred income tax benefit of $9,818                                 19,059
Less: Reclassification adjustment for (gains) losses
realized in net income                                                  (12,644)
                                                                       ---------
                                                                          6,415
                                                                       ---------

Accumulated other comprehensive income at June 30, 1998                $ 44,069
                                                                       =========

(3)  SUPPLEMENTAL FINANCIAL DATA

          Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 1998 and 1997 are:


                              Three Months Ended             Six Months Ended
                                   June 30,                    June 30,
                             1998            1997         1998           1997
                         ------------  -------------  ------------  ------------
Supplies                 $     12,951  $       6,343  $     27,868   $    19,042
Courier service                11,265         11,663        23,668        23,250
NCR processing                 24,104         19,592        47,637        34,135
Promotional                    11,980          9,776        23,207        15,483

(4)  YEAR 2000 COMPLIANCE ISSUES

          The Company is in the process of evaluating the potential effects of the Year 2000 problem on its operating and environmental systems. This potential problem exists due to many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000 - "00" as the year 1900, or just not be able to comprehend the date, thus, potentially effecting the accuracy of, or ability to process any date sensitive functions.

          The Company has adopted a plan during 1998 for bringing its systems into compliance so that the potential problems should not occur. The Company is in the process of installing new personal computers that will address a majority of the known Year 2000 issues. Certification of Year 2000 compliance has been received from all major vendors as well as their primary supporting vendors and logged in the Y2K readiness database. The Company has upgraded its primary internal system, an IBM AS400, to a Year 2000 compliant version.

          Internal due-diligence testing of vendor certified software will commence on September 1, 1998 and is expected to be completed on or before November 15, 1998. Other items to be tested which are yet to be scheduled include the telephone system, electrical supply, alarm system, safe and ISDN connection to remote teller location. These items are expected to be included in the testing schedule prior to September 1, 1998.

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
________________________________________________________________________________

    The Company's costs for Year 2000 readiness are estimated to be $37,800 for outsourced Year 2000 project management and $12,400 for Company employee time. The Company anticipates that there may be additional costs associated with the upgrade of software and hardware, however this amount has yet to be determined and will be directly related to results of testing to be performed. Management believes that if any additional costs of upgrading software and hardware are incurred these costs would have been incurred in the normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

    The Company has identified its major risks of Year 2000 issues to be with its checking processing vendor and areas of its primary internal processing software that are not addressed by the software vendor's certification. The possible risk in these two areas has been identified as top priority by the Year 2000 Committee and the Company's contingency planning is already addressing these issues.

    The Company's contingency planning is well under way and involves the contacting of other vendors for possible alternatives to items which may be determined not to be Year 2000 compliant. The Company is also requiring certification of Year 2000 compliance from contingency (backup) vendors as well as the ability to immediately convert to their systems. The contingency plan also addresses alternative testing procedures and the interrelation of different items and modules of the Company's system.

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Periods Ended
                            June 30, 1998 and 1997
________________________________________________________________________________

INTERIM FINANCIAL CONDITION
---------------------------

  CBC Holding Company (the "Company") reported total assets of $55,506,183 as of June 30, 1998, compared to $51,921,931 at December 31, 1997. The most significant change in the composition of assets was an increase in gross loans from $30,364,898 to $33,452,154. The increase in loans was funded primarily by an increase in deposits of $3,449,332 (7.7%) and the maturity and calls of investments totaling $3,538,329, of which $2,405,000 were reinvested. Of the above increase in deposits, approximately $1.5 million was attributable to a government entity's deposit transactions in the last several days of June 1998. This amount was subsequently withdrawn by the government entity in July and used for a major capital expenditure. As a result of the loan growth, the loan to deposit ratio has increased to 69.3% from 67.8% at December 31, 1997. The Company's cash and cash equivalents have increased by $1,624,303 to $4,808,199 as of June 30, 1998.

LIQUIDITY
---------

  The Bank's liquid assets as a percentage of total deposits were 10% at June 30, 1998, compared to 7.1% at December 31, 1997. The Company has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1998. Periodically, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL
-------

  The capital of the Company totaled $6,781,193 as of June 30, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.6% at June 30, 1998, compared to 8.3% at December 31, 1997. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At June 30, 1998, the Bank had a risk-weighted total capital ratio of 13.2%, compared to 13.6% at December 31, 1997, and a Tier I risk-weighted capital ratio of 12.0%, compared to 12.5% at December 31, 1997. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY
-------------

Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $9,842, an increase of $9,725 from December 31, 1997. There were no related party loans which were considered nonperforming at June 30, 1998. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
     Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the six Months in the Periods Ended
                            June 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                        June 30,             December 31,
                                                          1998                  1997
                                                     -------------          ------------
     Loans on nonaccrual                                 $9,842                $ 117
     Other real estate owned                                  -                    -
     Other repossessed collateral                             -                    -
                                                         ------                -----

        Total nonperforming assets                       $9,842                $ 117
                                                         ======                =====

     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate          0.03%                0.00%
                                                         ------                -----

  The allowance for loan losses totaled $414,024 at June 30, 1998, an increase of $27,307 from December 31, 1997. The allowance for loan losses represented 1.2% and 1.3% of total loans at June 30, 1998 and December 31, 1997, respectively. An analysis of the allowance for loan losses since December 31, 1997 follows:

     Allowance for loan losses at December 31, 1997             $386,717

     Charge-offs:
        Commercial                                                     -
        Real Estate                                                    -
        Installment                                                4,224
                                                                --------

         Total                                                     4,224
                                                                --------

     Recoveries:
        Commercial                                                     -
        Real Estate                                                    -
        Installment                                                1,531
                                                                --------

         Total                                                     1,531
                                                                --------

     Provision charged to income                                  30,000

     Allowance for loan losses at June 30, 1998                 $414,024
                                                                ========


  The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Periods Ended
                            June 30, 1998 and 1997
________________________________________________________________________________

  The Bank was most recently examined by its primary regulatory authority in January 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES
---------------------

  At June 30, 1998, the Bank had $12,387,109 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $44,069 on June 30, 1998. During the period ended June 30, 1998, the maturities and calls of investment securities totaled $3,538,329 resulting in a net gain of $16,687. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities.

RESULTS OF OPERATIONS
---------------------

  Net interest income for the first six months of 1998 was $1,058,599, an increase of $210,974 (24.9%) compared to the same period for 1997. Interest income for the first six months of 1998 was $1,966,158, representing an increase of $128,139 (7%) over the same period in 1997. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first six months of 1998 decreased $82,835 (8.4%) compared to the same period in 1997. The decrease in interest expense is primarily due to a $151,739 (.6%) decrease in time deposits and a $1,687,486 (32.5%) increase in non-interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses for the first six months of 1998 increased $9,000 compared to the same period for 1997. The increase is primarily attributable to the loan growth for the first six months in 1998 and management's belief in maintaining a reasonable level of the allowance for loan losses in relationship to total loans.

  Other operating income for the first six months of 1998 was $171,814, an increase of $26,769 (18.4%) compared to the same period in 1997. The increase in service charges on deposit accounts of $14,269 (12.2%) is due to an increase in the number of accounts and deposit activity. The remaining increase in other income was due to increases in gains on sale of investments of $16,687.

  Other operating expenses for the first six months of 1998 were $1,059,467, an increase of $106,099 (11.1%) compared to the first six months in 1997. This increase is primarily attributable to an increase of $40,694 (37.3% of increase) in computer and data processing related charges.

                              CBC Holding Company
                                and Subsidiary

________________________________________________________________________________

PART II: OTHER INFORMATION:
---------------------------

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a) Not Applicable
     (b) Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the six months ended June 30, 1998.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
 A.  Exhibits - 27.1 Financial Data Schedule
 B. There have been no reports filed on form 8-K for the six months ended June 30, 1998.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY


By:/s/ George Ray
George Ray
President /Chief Executive Officer

Date:  August 14, 1998