Form 10QSB
period 1998-09-30
CBC HOLDING CO
filed 1998-11-16
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
             For the quarterly period ended  September 30, 1998
                                            --------------------

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act
             For the transition period from___________ to__________

Commission file number       0-22451
                      ---------------------

                              CBC HOLDING COMPANY
    -----------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

     GEORGIA                                   58-2311557
-------------------------------                ----------------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

                 102 West Roanoke Drive, Fitzgerald, GA 31750
              --------------------------------------------------
                   (Address of Principal Executive Offices)

                                (912) 423-4321
                              ------------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                             --------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ____
   -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at September 30, 1998
------------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes _____  No  X
             -----

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

          Consolidated Balance Sheets (unaudited) - September 30, 1998 and
          December 31, 1997.                                                                    2

          Consolidated Statements of Income (unaudited) - For the Nine Months
          Ended September 30, 1998 and 1997 and For the Three Months Ended
          September 30, 1998 and 1997.                                                          3

          Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
          Ended September 30, 1998 and 1997.                                                    4

          Notes to Consolidated Financial Statements (unaudited)                                5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 9

PART II:  OTHER INFORMATION                                                                    12

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                      CBC HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        September 30,      December 31,
                                                                                            1998               1997
                                                                                        -------------      ------------
                                    ASSETS

Cash and due from banks                                                                 $   1,911,533      $  1,383,896
Federal funds sold                                                                            860,000         1,800,000
                                                                                        -------------      ------------

     Total cash and cash equivalents                                                        2,774,533         3,183,896
                                                                                        -------------      ------------

Securities available for sale, at fair value                                               12,075,932        13,494,030

Loans, net of uncarried income                                                             33,846,201        30,364,898
Less allowance for loan losses                                                               (417,775)         (386,717)
                                                                                        -------------      ------------
     Loans, net                                                                            33,428,426        29,978,181
                                                                                        -------------      ------------

Bank premises and equipment, less accumulated depreciation                                  2,137,071         2,124,870
Accrued interest receivable                                                                   697,621           537,221
Intangible assets, net of amortization                                                      2,373,183         2,543,044
Other assets and accrued income                                                                55,900            60,689
                                                                                        -------------      ------------

     Total Assets                                                                       $  53,542,666      $ 51,921,931
                                                                                        =============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Non-interest bearing demand                                                           $   5,152,075      $  5,198,927
  Interest-bearing demand                                                                  12,092,427        11,396,685
  Savings                                                                                   2,836,421         2,762,434
  Time deposits over $100,000                                                               6,971,371         6,558,157
  Other time deposits                                                                      19,079,517        18,886,365
                                                                                        -------------      ------------

     Total deposits                                                                        46,131,811        44,802,568

  Accrued interest payable                                                                    181,930           253,134
  Other liabilities and accrued expenses                                                      224,329           116,782
  Other borrowed funds                                                                        111,500            73,000
                                                                                        -------------      ------------

     Total liabilities                                                                     46,649,570        45,245,484
                                                                                        -------------      ------------

  Shareholders' Equity
   Common stock, $1 par value, authorized 10,000,000 shares, issued
    and outstanding 664,097 shares                                                            664,097           664,097
   Paid-in capital surplus                                                                  5,976,873         5,976,873
   Retained earnings (accumulated deficit)                                                    180,502            (2,177)
   Accumulated other comprehensive income                                                      27,624            37,654
                                                                                        -------------      ------------
     Total shareholders' equity                                                             6,898,096         6,676,447
                                                                                        -------------      ------------
       Total liabilities and Shareholders' Equity                                       $  53,542,666      $ 51,921,931
                                                                                        =============      ============

          See accompanying notes to consolidated financial statements

                      CBC HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                             1998               1997          1998             1997
                                                           --------            -------       -------          -------
INTEREST INCOME:

     Interest and fees on loans                            $   797,714         $ 707,071     $ 2,283,400      $ 1,919,307
     Income on federal funds sold                               15,313             9,541          67,534           66,725
     Interest on securities                                    185,994           231,806         614,245          800,405
                                                           -----------         ---------     -----------      -----------
       Total interest income                                   999,021           948,418       2,965,179        2,786,437
                                                           -----------         ---------     -----------      -----------

INTEREST EXPENSE:

     Interest on NOW and money market deposits                  70,149            70,878         214,915          216,227
     Interest on savings deposits                               21,352            19,805          63,870           56,499
     Interest on time deposits greater than $100,000            97,182            88,668         288,896          281,198
     Interest on other time deposits                           269,479           290,460         790,959          902,663
     Other interest expense                                      2,704             2,594           9,785            6,212
                                                           -----------         ---------     -----------      -----------
       Total interest expense                                  460,866           472,405       1,368,425        1,462,799
                                                           -----------         ---------     -----------      -----------
     Net interest income before loan losses                    538,155           476,013       1,596,754        1,323,638
     Loss-provision for loan losses                             15,000            10,500          45,000           31,500
                                                           -----------         ---------     -----------      -----------
       Net interest income after provision for loan losses     523,155           465,513       1,551,754        1,292,138
                                                           -----------         ---------     -----------      -----------

OTHER OPERATING INCOME:

     Service charges on deposit accounts                        73,008            62,863         204,639          180,225
     Other service charges, commissions and fees                 6,582            11,100          26,081           34,526
     Gain on sales of investment securities                      6,390            12,110          23,077           12,110
     Other income                                                6,839             2,130          10,836            6,387
                                                           -----------         ---------     -----------      -----------
       Total other operating income                             92,819            88,200         264,633          233,248
                                                           -----------         ---------     -----------      -----------

OTHER OPERATING EXPENSES:

     Salaries                                                  165,924           174,803         499,462          516,676
     Employee benefits                                          37,194            42,406         119,609          129,797
     Net occupancy expenses                                     45,979            47,665         128,640          134,388
     Equipment rental and depreciation of equipment             39,746            33,517         117,143           94,163
     Amortization                                               56,621            55,140         169,861          168,381
     Other expenses                                            157,762           135,605         527,978          429,486
                                                           -----------         ---------     -----------      -----------
       Total other operating expenses                          503,226           489,136       1,562,693        1,472,891
                                                            ----------         ---------     -----------      -----------

INCOME BEFORE INCOME TAXES                                     112,748            64,580         253,094           52,495
     Income tax provision                                       28,401            21,957          71,013           28,180
                                                           -----------         ---------     -----------      -----------
NET INCOME                                                 $    84,347         $  42,623     $   182,681      $    24,315
                                                           ===========         =========     ===========      ===========
INCOME PER SHARE*                                          $      0.13         $    0.06     $      0.28      $      0.04
                                                           ===========         =========     ===========      ===========

* Net Income (Loss)/ weighted average outstanding shares of 664,097.


          See accompanying notes to consolidated financial statements

                      CBC HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998 AND 1997
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  Nine Months ended
                                                                                                     September 30,
                                                                                             1998                      1997
                                                                                       ----------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                           $        182,681             $       24,315
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   45,000                     31,500
     Depreciation                                                                                80,547                     92,363
     Amortization of intangible assets                                                          169,861                    168,381
     Gain on sale of securities                                                                 (23,077)                   (12,110)
     Loss on sale of property and equipment                                                         141                          -
     Changes in accrued income and other assets                                                (163,581)                    (5,439)
     Changes in accrued expenses and other liabilities                                           26,817                   (105,667)
                                                                                       ----------------        -------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                318,389                    193,343
                                                                                       ----------------        -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in loans made to customers                                                   (3,495,247)                (8,125,555)
     Purchase of securities available for sale                                               (3,548,306)                (2,508,672)
     Proceeds from sale and maturities of available for sale securities                       5,040,952                  7,976,661
     Proceeds from sale of property and equipment                                                 1,271                          -
     Purchases of Property and equipment                                                        (94,161)                   (59,344)
                                                                                       ----------------        -------------------
       Net cash used in investing activities                                                 (2,095,491)                (2,716,910)
                                                                                       ----------------        -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in demand and savings account                                                   722,874                   (341,831)
     Net change in other time deposits                                                          606,365                  1,889,115)
     Proceeds from short-term borrowings and federal funds purchased                             38,500                     55,000
                                                                                       ----------------        -------------------
       Net cash provided by (used in) financing activities                                    1,367,739                 (2,175,946)
                                                                                       ----------------        -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (409,363)                (4,699,513)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  3,183,896                  7,005,359
                                                                                       ----------------        -------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $      2,774,533        $         2,305,846
                                                                                       ================        ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                                                 $      1,439,629        $        1,104,999
                                                                                       ================        ==================
Cash paid for income taxes                                                             $         38,000        $                -
                                                                                       ================        ==================


          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

       During the nine months ended September 30, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

       During the nine months ended September 30, 1998, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1997 follows:

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

          Accumulated other comprehensive income at December 31, 1997      $    37,654

          Other comprehensive income, net of tax:
            Change in unrealized gain (loss)

            on securities available for sale, net
            of deferred income tax benefit of $23,866                           46,328
          Less: Reclassification adjustment for (gains) losses
                realized in net income                                         (12,358)
                                                                           -----------
                                                                                33,970
                                                                           -----------

          Accumulated other comprehensive income at September 30, 1998     $    71,624
                                                                           ===========

(3)  SUPPLEMENTAL FINANCIAL DATA

       Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 1998 and 1997 are:

                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                           1998        1997         1998        1997
                                        ----------  ----------   ----------  ----------
          Supplies                      $    8,707  $   12,187   $   36,575  $   31,229
          Courier service                    8,987      11,813       32,655      35,063
          NCR processing                    22,476      22,192       70,113      56,327
          Year 2000                         10,894         -         29,794         -

(4)  YEAR 2000 COMPLIANCE ISSUES

       The Company utilizes and depends on data processing systems and software to conduct its business. The approach of Year 2000 presents a problem because many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000- "00" as the year 1900, or just not be able to comprehend the date, thus, potentially affecting the accuracy of, or ability to process any date sensitive functions.

     THE COMPANY'S STATE OF READINESS

       The Company and the Bank do not use proprietary computer hardware or software. (The Company has no hardware or software dependencies other than through the Bank; hence, all further corporate references in this section will be to the Bank.) The Bank adopted a plan in 1998 to make the Bank Year 2000 ready (the "Year 2000 Plan"). Pursuant to the Bank's Year 2000 Plan, the Bank has nearly completed the installation of new personal computers which will address a majority of the known Year 2000 issues. The Bank has also created a Year 2000 database to track the compliance efforts of all major vendors as well as their primary supporting vendors. The Bank has received certification of Year 2000 compliance from all of its major vendors

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     and logged those certifications in the Year 2000 readiness database. The Bank has upgraded its primary internal system, an IBM AS400, to a Year 2000 compliant version. The Bank has a customer awareness and employee awareness seminar planned for November 13, 1998. The seminar will inform customers of the Bank's efforts and contingency plans to ensure that the Bank will have a problem-free transition into the next century.

       Internal due-diligence testing of vendor certified software will commence in early November 1998 and is expected to be completed on or before November 30, 1998. Other items to be tested which are not yet scheduled include the telephone system, electrical utilities, alarm system, water system and ISDN connection to remote teller location. These items are expected to be included in the testing schedule prior to December 31, 1998.

       Management has completed its assessment of the Bank's significant commercial loan relationships to determine how much Year 2000 risk may exist in the Bank's customer base. To the extent that such risk has been identified, management is requiring those customers to keep the Bank informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's credit review processes have been modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include, but will not be limited to, requiring such customers to pay off their loans.

       Other third parties, with which the Bank has material relationships that may be adversely impacted by Year 2000 risks, include its correspondent banks and the utility companies.

       The Bank's correspondent banks provide numerous services, including cash letter settlements, federal funds sold and purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The Bank has received limited communications from these correspondent banks regarding their Year 2000 efforts. In the fourth quarter of 1998, more explicit communications will be requested as to their current state of readiness, their remediation plans and their contingency plans.

       The Bank's electric, gas, telephone, water and sewer utility companies have provided limited information on their Year 2000 efforts. The Bank is continuing to request further information from the utility companies.

       The Bank has identified its major risks of Year 2000 issues to be with its deposit check processing vendor and areas of its primary internal processing software that are not addressed by the software vendor's certification. The possible risk in these two areas has been identified as top priority by the Year 2000 Committee and the Bank's Year 2000 Plan is already addressing these issues through contacting other vendors for possible alternatives.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

       The Bank's costs for Year 2000 readiness are estimated to be $37,800 for outsourced Year 2000 project management and $12,400 for Bank employee time. The majority of these costs have already been expensed in 1998. The Bank anticipates that there may be additional costs associated with the upgrade of yet untested software and hardware, however this amount has yet to be determined and will be directly related to results of testing to be performed. Management believes that due to the recent upgrades to their system, any additional costs of upgrading software and hardware that are incurred would have been incurred in the

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

     THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

       There can be no assurance that all hardware and software that the Bank will use, or that the Bank's customers, vendors and utility companies will use, will be Year 2000 compliant. The Bank's customers, vendors and utility companies may be negatively affected by the Year 2000 issue, and any difficulties incurred by them in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Bank. The failure of the Bank's computer systems or other applications could have a material adverse effect on the Company's results of operations and financial condition.

       The most reasonably likely worst case Year 2000 scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period. As noted above, the management of the risk associated with the Bank's computer hardware and software, its commercial customer risk and its correspondent bank risk is progressing as planned. The most likely source of potential problems currently appears to be with the utility companies. Electrical service is the most critical of the utilities. The Bank cannot operate its systems without a continuous supply of electricity. Short-term disruptions, such as occur with electrical storms, can be managed in the ordinary course of business.

       The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Bank's Year 2000 compliance efforts and the impact of Year 2000 issues on the Bank's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Bank. Some of these factors include, but are not limited to representations by the Bank's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Bank's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

     THE COMPANY'S CONTINGENCY PLANS

       The Bank's contingency planning is well under way and involves the contacting of other vendors for possible alternatives to items which may be determined not to be Year 2000 compliant as well as interruption in telephone, electrical and other utility services. The Bank is also requiring certification of Year 2000 compliance from contingency (backup) vendors as well as the ability to immediately convert to their systems. The contingency plan also addresses alternative testing procedures and the interrelation of different items and modules of the Bank's system.

       As noted above, the Bank will attempt to obtain more information on the readiness of the utilities in order to reduce the degree of uncertainty surrounding the utility risk. To the extent that economically feasible contingency plans for utility failures can be determined, management will incorporate such plans in the Bank's policies.

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 1998 and 1997
--------------------------------------------------------------------------------

INTERIM FINANCIAL CONDITION
---------------------------

     CBC Holding Company (the "Company") reported total assets of $53,542,666 as of September 30, 1998, compared to $51,921,931 at December 31, 1997. The most significant change in the composition of assets was an increase in gross loans from $30,364,898 to $33,846,201. The increase in loans was funded primarily by an increase in deposits of $1,329,243 (3.0%) and the maturity and calls of investments totaling $5,040,952, of which $3,548,306 were reinvested. As a result of the loan growth, the loan to deposit ratio has increased to 73.4% from 67.8% at December 31, 1997. The Company's cash and cash equivalents have increased by $530,637 to $1,914,533 as of September 30, 1998.

LIQUIDITY
---------

     The Bank's liquid assets as a percentage of total deposits were 6% at September 30, 1998, compared to 7.1% at December 31, 1997. The Company has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1998. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL
-------

     The capital of the Company totaled $6,893,096 as of September 30, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.4% at September 30, 1998, compared to 8.3% at December 31, 1997. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 1998, the Bank had a risk-weighted total capital ratio of 13.5%, compared to 13.6% at December 31, 1997, and a Tier I risk-weighted capital ratio of 12.2%, compared to 12.5% at December 31, 1997. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY
-------------

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $3,802, an increase of $3,685 from December 31, 1997. There were no related party loans which were considered nonperforming at September 30, 1998. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
     Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 1998 and 1997

================================================================================

                                                            September 30,       December 31,
                                                                 1998                1997
                                                            -------------       ------------
          Loans on nonaccrual                               $           -       $        117
          Other real estate owned                                       -                  -
          Other repossessed collateral                              3,802                  -
                                                            -------------       ------------
               Total nonperforming assets                   $       3,802       $        117
                                                            =============       ============

          Total nonperforming assets as a percentage
          of total loans (gross) and other real estate              0.01%              0.00%
                                                                    -----              -----

     The allowance for loan losses totaled $417,775 at September 30, 1998, an increase of $31,058 from December 31, 1997. The allowance for loan losses represented 1.2% and 1.3% of total loans at September 30, 1998 and December 31, 1997, respectively. An analysis of the allowance for loan losses since December 31, 1997 follows:

          Allowance for loan losses at December 31, 1997         $   386,717


          Charge-offs:
             Commercial                                                    -
             Real Estate                                                   -
             Installment                                              17,957
                                                                 -----------

                 Total                                                17,957
                                                                 -----------


          Recoveries:
             Commercial                                                    -
             Real Estate                                                   -
             Installment                                               4,015
                                                                 -----------

                 Total                                                 4,015
                                                                 -----------

          Provision charged to income                                 45,000

          Allowance for loan losses at September 30, 1998        $   417,775
                                                                 ===========

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

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 1998 and 1997
--------------------------------------------------------------------------------

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

INVESTMENT SECURITIES
---------------------

     At September 30, 1998, the Bank had $12,075,932 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $71,624 on September 30, 1998. During the period ended September 30, 1998, the maturities and calls of investment securities totaled $5,040,952 resulting in a net gain of $23,077. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities.

RESULTS OF OPERATIONS
---------------------

     Net interest income for the first nine months of 1998 was $1,596,754, an increase of $273,116 (20.6%) compared to the same period for 1997. Interest income for the first nine months of 1998 was $2,965,179, representing an increase of $178,742 (6.4%) over the same period in 1997. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first nine months of 1998 decreased $94,374 (6.5%) compared to the same period in 1997. The decrease in interest expense is primarily due a favorable shift in deposit mix and lower rates on time deposits.

     Amounts charged to expense related to the allowance for loan losses for the first nine months of 1998 increased $13,500 compared to the same period for 1997. The increase is primarily attributable to the loan growth for the first nine months in 1998 and management's belief in maintaining a reasonable level of the allowance for loan losses in relationship to total loans.

     Other operating income for the first nine months of 1998 was $264,633, an increase of $31,385 (13.5%) compared to the same period in 1997. The increase in service charges on deposit accounts of $24,414 (13.5%) is due to an increase in the number of accounts and deposit activity. The remaining increase in other income was primarily due to an increase in gains on sale of investments of $10,967.

     Other operating expenses for the first nine months of 1998 were $1,562,693, an increase of $89,802 (6.10%) compared to the same period for 1997. This increase is primarily attributable to an increase of $29,794 (33.2% of increase) in Year 2000 related charges.

                              CBC Holding Company
                                and Subsidiary
--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
    (a) Not Applicable
    (b) Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the nine months ended September 30, 1998.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
   A.  Exhibits - 27.1 Financial Data Schedule
   B. There have been no reports filed on form 8-K for the nine months ended September 30, 1998.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY



/s/ George Ray
-----------------------------
George Ray
President/Chief Executive Officer


Date:  November 10, 1998