Form 10KSB40
period 1998-12-31
CBC HOLDING CO
filed 1999-03-30
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended December 31, 1998
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number 0-22451
                                ----------

                              CBC HOLDING COMPANY
               ------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

         Georgia                                          58-2311557
------------------------------------------------          ----------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)
102 West Roanoke Drive, Fitzgerald, Georgia                 31750
------------------------------------------------          ----------
    (Address of Principal Executive Offices)              (Zip Code)

                                (912) 423-4321
                            ----------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par
                                                             -----------------
Value $1 Per Share
------------------

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

State issuer's revenues for its most recent fiscal year:  $4,369,914
                                                          -----------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$6,068,460 as of March 22, 1999
-------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 664,097 as of March 22, 1999
                                           ----------------------------

Transitional Small Business Disclosure format (check one):    Yes     No X
                                                                 ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, held on April 7, 1999, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----
PART I.......................................................................................................................   3

 ITEM 1.      DESCRIPTION OF BUSINESS........................................................................................   3
 ITEM 2.      DESCRIPTION OF PROPERTIES......................................................................................   7
 ITEM 3.      LEGAL PROCEEDINGS..............................................................................................   7
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................   7

PART II.....................................................................................................................    7

 ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................   7
 ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................   8
 ITEM 7.      FINANCIAL STATEMENTS...........................................................................................   8
 ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................   8

PART III.....................................................................................................................   8

 ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT..............................................................................   8
 ITEM 10.     EXECUTIVE COMPENSATION.........................................................................................   9
 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................   9
 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................   9
 ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K........................................................................  10

SIGNATURES...................................................................................................................  11


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

          Real Estate Loans. The Bank makes and holds Real Estate loans, including construction loans, both residential and commercial, permanent financing of residential, commercial and agricultural real estate, equity line consumer loans and occasional closed and junior mortgages. These loans constitute 60.8% of total loan portfolio, 81% of these dollars outstanding have a fixed interest rate and 19% have a variable rate. The weighted average rate for fixed rate real estate loans having a final maturity over 60 months, is 8.24%. Presently longer term fixed rate residential loans outstanding are slightly higher, as a percentage of total, than might be considered optimal; however, virtually all of these loans originated from the portfolio purchased from Bank South and long-term financing is no longer considered a desirable product of the Bank. The rate impact of these loans will continue to diminish as the bank expands it's overall portfolio and as these loans amortize and/or pay out through other means. Meanwhile they provide a quality source of income and an asset that may be leveraged through borrowing from FHLB should it become advantageous to do so. Current real estate lending is provided on a 3 to 5 year balloon basis or, when acceptable on variable rates.

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

          Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Approximately 99% of the consumer loans are fixed rate loans generally with maturity of 3 to 5 years. The Bank currently offers home equity lines of credit (7.0% of total loans), which have a variable rate consumer product. The Bank expects that most of its consumer loans will remain fixed rate loans with maturities of 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

          Commercial Loans. Commercial lending is directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership or corporate borrowers, for a variety of business purposes. Currently, commercial loans equal 17% of total loans. Of the Bank's commercial loans, 88% are adjustable rate loans or mature within one year. Fixed rate loans with maturities of 60 months or less equal 60% of commercial loans and loans with fixed rate maturities of over 60 months equal less than 1/2 of 1% of commercial loans. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

          Agricultural Loans. The Bank makes loans to agricultural producers and to agriculture-related businesses. Virtually all of the production agriculture-related loans are fixed rate, terms are generally 12 months or less for operating line. Most other loans to agricultural producers are 3 to 5 year fixed rate loans. The Bank expects that it will continue to have a majority of its agricultural loans with fixed rates and maturities of 12 months or less for operating lines and 3 to 5 years for other agricultural loans. Risks associated with such loans include, but are not limited to, inclement weather, general economic downturn, changes in market prices of the underlying commodities produced, fraud, bankruptcy, deteriorated and non-existing collateral and adverse fluctuations in interest.

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

Employees

          At December 31, 1998 the Bank had 26 full-time employees and 5 part-time employees. The Bank had 27.5 full-time equivalent employees at December 31, 1998. The Company considers its relationship with its employees to be excellent.

Competition

          Ben Hill County has offices of four other commercial banks. The commercial banks include branch offices of NationsBank and SouthTrust, and First State Bank of Ocilla, as well as the locally owned Bank of Fitzgerald.

                        Selected Statistical Information

          The following statistical information is provided for CBC Holding Company for the years ended December 31, 1998 and 1997. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

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

          The Company did not issue or sell any unregistered shares of its Common Stock during 1998 and 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 23 through 30, and is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 1 through 22, and are incorporated herein by reference:

          Independent Auditors' Report

          Financial Statements

             Consolidated Balance Sheets dated as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31,
               1998, 1997, and 1996.
             Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 1998, 1997 and 1996.
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996.
             Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 1999, under the headings, "Directors and Executive Officers - Election of Directors" at pages 2 through 3, "Security Ownership of Certain Beneficial Owners and Management," at pages 5 through 8, and are incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

          The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 1999, under the heading, "Compensation of Executive Officers and Directors," at pages 4 through 5, and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 1999, under the heading, "Security Ownership of Certain Beneficial Owners and Management," at pages 5 through 8, and are incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 7, 1999, under the headings, "Certain Relationships and Related Transactions," at page 8, and "Compensation of Executive Officers and Directors," at pages 4 through 5, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit Number            Exhibit
     --------------            -------
          3.1        Articles of Incorporation.1/

          3.2        Bylaws.1/

          4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

         13.1        CBC Holding Company 1998 Annual Report to Shareholders.
                     Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

         21.1        Subsidiaries of CBC Holding Company1/

         24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

         27.1        Financial Data Schedule.


(b)  Reports on Form 8-K filed in the fourth quarter of 1998:  None.

          1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CBC HOLDING COMPANY



                                   By:   /s/ George M. Ray
                                      ---------------------
                                        George M. Ray
                                        President and Chief
                                        Executive Officer


                                   Date:   March 22, 1999
                                        -------------------



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


  Signature                                   Title                   Date
  ---------                                   -----                   ----

/s/ Sidney S. (Buck) Anderson, Jr.        Chairman, Director      March 22, 1999
------------------------------------
Sidney S. (Buck) Anderson, Jr.


/s/ James Thomas Casper, III                  Director            March 22, 1999
------------------------------------
James Thomas Casper, III


/s/ Charles A. Clark, Sr.                     Director            March 22, 1999
------------------------------------
Charles A. Clark, Sr.


/s/ John T. Croley, Jr.               Secretary, Vice Chairman,   March 22, 1999
------------------------------------  Director
John T. Croley, Jr.


/s/ A.B.C. (Chip) Dorminy, III                Director            March 22, 1999
------------------------------------
A.B.C. (Chip) Dorminy, III


/s/ John S. Dunn                              Director            March 22, 1999
------------------------------------
John S. Dunn


/s/ William P. Herlovich                      Director            March 22, 1999
------------------------------------
William P. Herlovich


/s/ Lee Phillip Liles                         Director            March 22, 1999
------------------------------------
Lee Phillip Liles


/s/ Steven L. Mitchell                        Director            March 22, 1999
------------------------------------
Steven L. Mitchell


/s/ James A. Parrott, II                      Director            March 22, 1999
------------------------------------
James A. Parrott, II


/s/ Jack F. Paulk                             Director            March 22, 1999
------------------------------------
Jack F. Paulk


/s/ George M. Ray                       President and Chief       March 22, 1999
------------------------------------    Executive Officer,
George M. Ray                           Director (Principal
                                        Executive, Financial
                                        and Accounting Officer)

/s/ Robert E. Sherrell                        Director            March 22, 1999
------------------------------------
Robert E. Sherrell

/s/ John Edward Smith, III                    Director            March 22, 1999
------------------------------------
John Edward Smith, III

                                              Director            --------------
------------------------------------
Wyndall L. Walters

                      CBC HOLDING COMPANY AND SUBSIDIARY
                                 ANNUAL REPORT
                         YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----
INDEPENDENT AUDITORS' REPORT.............................................   1


CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheets.......................................   2

       Consolidated Statements of Changes in Shareholders' Equity........   3

       Consolidated Statements of Income.................................   4

       Consolidated Statements of Cash Flows.............................   5

       Notes to Consolidated Financial Statements........................   6

 MANAGEMENT'S DISCUSSION AND ANALYSIS....................................   23

     CBC Holding Company, a Georgia corporation (the "Company") is a holding company engaged in commercial banking primarily in Ben Hill County, Georgia. The Company currently has one subsidiary, Community Banking Company of Fitzgerald (the "Bank"), which is active in retail and commercial banking.

          The Company's common stock, $1.00 par value (the "Common Stock"), is not traded on an established trading market. As of February 24, 1999 there were 650 holders of record of the Company's Common Stock. The Company has not paid a dividend since its incorporation in 1996. Currently, the Company's sole source of income is dividends from the Bank. The Bank is subject to regulation by the Georgia Department of Banking and Finance (the "DBF"). Statutes and regulations enforced by the DBF include parameters which define when the Bank may or may not pay dividends. The Company's dividend policy depends on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. No assurance can be given that any dividends will be declared by the Company, or if declared, what the amount of the dividends will be. All FDIC insured institutions, regardless of their level of capitalization, are prohibited from paying any dividend or making any other kind of distribution, if following the payment or distribution, the institution would be undercapitalized.

     This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

                            STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

  The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                                      1998                                   1997
                                                       -------------------------------------  ----------------------------------
                                                                    Interest       Tax                     Interest       Tax
                                                          Average   Income/     Equivalent       Average   Income/     Equivalent
                                                          Balance   Expense       Yield          Balance   Expense        Yield
                                                         ---------  --------    ----------      ---------  --------    ----------

                                                                                 (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold              $ 2,294     $  119           5.19%     $ 1,773     $   96        5.41%
Investment Securities:
   Taxable investment securities                           12,535        772           6.16%      16,021      1,011        6.31%
   Tax-exempt investment securities                           458         19           5.97%           -          -           -
Loans (including loan fees)                                32,552      3,063           9.41%      28,309      2,650        9.36%
                                                          -------     ------           ----      -------     ------        ----
   Total interest earning assets                           47,839      3,973           8.30%      46,103      3,757        8.15%
                                                                      ------           ----                  ------        ----

Allowance for loan losses                                    (410)                                  (374)
Cash & due from banks                                       1,562                                  1,356
Premises and equipment                                      2,044                                  2,135
Other assets                                                3,153                                  3,263
                                                          -------                                -------
   Total assets                                           $54,188                                $52,483
                                                          =======                                =======

Interest bearing liabilities:
   Deposits:
     Demand deposits                                        8,964        177           1.97%       8,152        175        2.15%
     Savings and Money Market                               6,294        202           3.21%       6,108        197        3.23%
     Time deposits                                         25,582      1,453           5.68%      26,351      1,560        5.92%
   Other borrowings                                           130         12           9.23%         147         11        7.48%
                                                          -------     ------           ----      -------     ------        ----
   Total interest bearing liabilities                      40,970      1,844           4.50%      40,758      1,943        4.77%
                                                                      ------           ----                  ------        ----

Non-interest bearing deposits                               6,201                                  4,976

Other liabilities                                             313                                    199
Stockholders' equity                                        6,704                                  6,550
                                                          -------                                -------
   Total liabilities and stockholders' equity             $54,188                                $52,483
                                                          =======                                =======

Net interest income                                                   $2,129                                 $1,814
Net interest spread                                                                    3.80%                               3.38%
                                                                                       ====                                ====
Net interest yield on average earning assets              $47,839     $2,129           4.45%     $46,103     $1,814        3.93%
                                                          =======     ======           ====      =======     ======        ====

Non-accruing loans are included in the average balances. For December 31, 1998 and 1997, average non-accruing loans were $2 thousand and $6 thousand, respectively.

Loan fees are included in the interest income computation and were $96,551 and $81,112 as of December 31, 1998 and 1997, respectively

Rate and Volume Analysis - The following table reflects the change in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                        1997 to 1998                         1996 to 1997
                                                                     Increase(decrease)                   Increase(decrease)
                                                                     due to changes in                    due to changes in
                                                                     ------------------                   ------------------
                                                                           Yield/                              Yield/
                                                                  Volume    Rate      Net           Volume      Rate       Net
                                                                  ------    ----      ---           ------      ----       ---

                                                                                       (Amounts in Thousands)

  Interest earned on:
    Interest earning deposits and fed funds sold                    28        (5)       23           (228)        (19)       (247)
    Investment securities:
      Taxable investment securities                               (220)      (19)     (239)           309          (1)        308
      Tax-exempt investment securities                              19         -        19              -           -           -
    Loans                                                          397        16       413          1,074          39       1,113
                                                                  ----      ----      ----          -----       -----      ------
        Total interest income                                      224        (8)      216          1,155          19       1,174
                                                                  ----      ----      ----          -----       -----      ------

  Interest paid on:
    Deposits:
      Demand deposits                                               17       (15)        2             65          (4)         61
      Savings                                                        6        (1)        5             68           1          69
      Time deposits                                                (46)      (61)     (107)           430           5         435
      Other borrowings                                              (1)        2         1              6          (7)         (1)
                                                                  ----      ----      ----          -----       -----      ------
        Total interest expense                                     (24)      (75)      (99)           569          (5)        564
                                                                  ----      ----      ----          -----       -----      ------


II. INVESTMENT PORTFOLIO - CARRYING VALUE OF SECURITIES

  The following tables summarize the investment portfolio by type and maturity:

                                                                        Available for Sale
                                                               ---------------------------------
                                                                  1998                      1997
                                                               -------                   -------

                                                                    (Amounts in Thousands)
  U. S. Treasury                                               $   505                   $ 1,507
  U.S. Government Agencies                                       9,311                    10,979
  State, county and municipal                                    1,677                         -
  Mortgage-Backed Securities                                     2,795                     1,008
                                                               -------                   -------
      Total                                                    $14,288                   $13,494
                                                               =======                   =======

EXPECTED MATURITIES

                                                                              Available for Sale
                                    ---------------------------------------------------------------------------------------------
                                       Within                After One             After Five
                                         One                 But Within            But Within             After
                                        Year       Yield     Five Years    Yield   Ten Years   Yield    Ten Years   Yield   Totals
                                    ----------     ------    ----------    ------  ----------  ------   ---------   -----  --------

                                                                             (Dollars in  Thousands)
U. S. Treasury                        $  505        6.0%      $    -           -     $    -        -     $      -       -   $   505
U.S. Government Agencies               2,004        5.8%       6,800         5.7%       507      6.0%           -       -     9,311
State, county and municipal                -          -            -           -      1,677      6.0%           -       -     1,677
Mortgage-Backed Securities                 -          -        2,795         5.5%         -      0.0%           -       -     2,795
                                      ------        ---       ------         ---     ------      ---    ---------   -----   -------
     Total                            $2,509        5.8%      $9,595         5.7%    $2,184      6.0%    $      -       -   $14,288
                                      ======        ===       ======         ===     ======      ===    =========   =====   =======



The Company had no securities classified as held to maturity or trading as of December 31, 1998 and 1997.

III. LOAN PORTFOLIO

 The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                                                1998                       1997
                                                                                ----                       ----

                                                                                     (Dollars in Thousands)
  Commercial                                                              $12,742       39.6%        $12,861       42.4%
  Real Estate - Construction                                                  989        3.1%            379        1.2%
  Real Estate - Mortgage                                                   12,738       39.5%         11,490       37.8%
  Installment Loans to Individuals                                          5,725       17.8%          5,635       18.6%
                                                                          -------    -------         -------     ------
     Total Loans                                                           32,194      100.0%         30,365      100.0%
     Less: Allowance for Loan losses                                         (430)                      (387)
                                                                          -------                    -------
       Total                                                              $31,764                    $29,978
                                                                          =======                    =======

                                                                                                      Rate Structure
                                                                   Maturity                            Greater Than
                                                                                                         One Year
                                                                   --------                            ------------
                                                          Over One          Due                      Fixed     Variable
                                             One Year     Through          After                   Interest    Interest
                                             or Less     Five Years    Five Years       Total        Rate        Rate
                                             --------    ----------    ----------     --------     ---------   --------
   Commercial                                $  5,894    $   4,740     $   2,108      $ 12,742     $   4,618   $  2,230

   Real estate - construction                     728          250            11           989           261          -
                                             --------    ---------     ---------      --------     ---------   --------
     Total                                   $  6,622    $   4,990     $   2,119      $ 13,731     $   4,879   $  2,230
                                             ========    =========     =========      ========     =========   ========

IV. SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                    1998           1997
                                                                                    ----           ----

                                                                                  (Amounts in Thousands)
Allowance for possible loan losses, beginning of period                          $   387         $   359
                                                                                 -------         -------
Charge-offs:
  Commercial                                                                           -               -
  Real estate - construction                                                           -               -
  Real estate - mortgage                                                               -               -
  Consumer loans                                                                      25              20
                                                                                 -------         -------
     Total                                                                            25              20
                                                                                 -------         -------
Recoveries:
  Commercial                                                                           -               -
  Real estate - construction                                                           -               -
  Real estate - mortgage                                                               -               -
  Consumer loans                                                                       8               6
                                                                                 -------         -------
     Total                                                                             8               6
                                                                                 -------         -------

Net charge-offs                                                                       17              14
                                                                                 -------         -------

Additions charged to operations                                                       60              42
Adjustments                                                                            -               -
                                                                                 -------         -------
Allowance for possible loan losses, end of period                                    430             387
                                                                                 -------         -------

Average loans outstanding, net of unearned income                                $32,552         $28,309
                                                                                 =======         =======
Ratio of net charge-offs during the period to average loans
   outstanding during the period                                                    0.05%           0.05%
                                                                                 =======         =======


RISK ELEMENTS
(Thousands)
                                                                                   1998           1997
                                                                                   ----           ----
  Loans 90 days past due                                                         $    40         $     -
  Loans on nonaccrual                                                                  -               1
  Other Real Estate                                                                    -               -
                                                                                 -------         -------
    Total Nonperforming assets                                                   $    40         $     1
                                                                                 -------         -------
    Total Nonperforming assets as a
      Percentage of loans                                                            0.2%            0.0%
                                                                                 =======         =======

The Company had no loans classified as nonaccrual as of December 31, 1998.

The Bank's policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on nonaccrual. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the current allowance adequate to cover potential losses in the loan portfolio.

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 1998:

                                                                    Allocated           % of Total
                                                                      Amount             Allowance
                                                                    ---------            ---------
  Commercial                                                            170                39.6%
  Real Estate - Construction                                             13                 3.1%
  Real Estate - Mortgage                                                170                39.5%
  Installment Loans to Individuals                                       77                17.8%
  Unallocated                                                             -                   -
                                                                    -------             -------
      Total                                                             430              100.00%
                                                                    =======             =======

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

V. DEPOSITS

  The following table summarizes the average balances and average rates for deposit accounts:

                                                               1998                    1997
                                                        ------------------     ---------------------
                                                        Average    Average     Average      Average
                                                        Balance      Rate      Balance        Rate
                                                        -------      ----      -------        ----
                                                                 (Dollars in Thousands)
  Non-interest bearing deposits                           6,201                  4,976
  Interest bearing demand deposits                        8,964      1.97%       8,152       2.15%
  Savings and money market deposits                       6,294      3.21%       6,108       3.23%
  Time deposits                                          25,582      5.68%      26,351       5.92%
                                                        -------      ----      -------       ----

    Total average deposits                              $47,041      3.91%     $45,587       4.24%
                                                        =======      ====      =======       ====

  As of December 31, 1998 the amount outstanding of time certificates of deposit of $100,000 or more was $7,115 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                                  (Thousands)
  3 months or less                                $    2,488
  over 3 through 6 months                                711
  over 6 through 12 months                             1,790
  over 12 months                                       2,126
                                                  ----------
       Total                                      $    7,115
                                                  ==========


VI. SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)

  The following represents selected financial data for the years ended December 31, 1998 and 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.


                                                                  1998          1997
                                                            ------------   ------------
  Interest Income                                                  3,973          3,757
  Interest Expense                                                 1,845          1,944
  Net Interest Income                                              2,128          1,813
  Provision for Loan Losses                                         (410)          (374)
  Net Earnings                                                       264            108
  Net Earnings Per Share                                            0.40           0.16
  Total Average Stockholder's Equity                               6,704          6,550
  Total Average Assets                                            54,188         52,483
  Return on average assets                                          0.49%          0.21%
  Return on average equity                                          3.94%          1.65%
  Dividend payout ratio                                                0%             0%
  Average equity to average asset ratio                            12.37%         12.48%


VII. SHORT-TERM BORROWINGS

  No category of short-term borrowings exceeds 30% of stockholders' equity.

                                 EXHIBIT INDEX
                                 -------------

                                                                Page Number in
   Exhibit                                                      Sequentially
    Number                         Exhibit                      Numbered Copy
--------------  ----------------------------------------------  ---------------
     3.1        Articles of Incorporation.1/                    N/A

     3.2        Bylaws.1/                                       N/A

     4.1        Instruments Defining the Rights of Security     N/A
                Holders.  See Articles of Incorporation at
                Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

    13.1        CBC Holding Company 1998 Annual Report to
                Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's
                1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

    21.1        Subsidiaries of CBC Holding Company1/           N/A

    24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

    27.1        Financial Data Schedule.

     1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.