Form 10QSB
period 1999-03-31
CBC HOLDING CO
filed 1999-05-17
CIK 1038359

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                                     --------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from ______________ to

Commission file number 0-22451
                      ---------------------------------------------------------

                              CBC HOLDING COMPANY
                              -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        GEORGIA                                           58-2311557
------------------------------                            ----------------
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

Yes   X        No
    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at March 31, 1999
--------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes          No    X
    -------    -------

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

         Consolidated Balance Sheets (unaudited) - March 31, 1999 and
         December 31, 1998.                                                               2

         Consolidated Statements of Income (unaudited) - For the Three Months
         Ended March 31, 1999 and 1998.                                                   3

         Consolidated Statements of Cash Flows unaudited) - For the Three Months
         Ended March 31, 1999 and 1998.                                                   4

         Notes to Consolidated Financial Statements (unaudited)                           5

ITEM 2.  Management's  Discussion and Analysis of
         Financial Condition and Results of Operations                                    9

PART II: OTHER INFORMATION                                                               13

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                      CBC Holding Company and Subsidiary
                          Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                       March 31,        December 31,
                                                                         1999               1998
                                                                     -----------        -----------
                               Assets
Cash and due from banks                                              $ 1,848,214        $ 2,430,708
Federal funds sold                                                     2,660,000          4,450,000
                                                                     -----------        -----------
       Total cash and cash equivalents                                 4,508,214          6,880,708
                                                                     -----------        -----------
Securities available for sale, at fair value                          15,022,644         14,287,599
Loans, net of unearned income                                         32,868,873         32,194,281
Less-allowance for loan losses                                          (436,716)          (430,078)
                                                                     -----------        -----------
       Loans, net                                                     34,432,157         31,764,203
                                                                     -----------        -----------
Bank premises and equipment, less accumulated depreciation             2,072,766          2,102,186
Accrued interest receivable                                              475,472            624,225
Intangible assets, net of amortization                                 2,229,793          2,316,564
Other assets and accrued income                                           88,382             51,962
                                                                     -----------        -----------
       Total Assets                                                  $56,829,428        $58,027,447
                                                                     ===========        ===========

                Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                               $ 6,993,144        $ 7,274,269
  Interest-bearing                                                    42,520,694         43,378,990
                                                                     -----------        -----------
       Total deposits                                                 49,513,838         50,653,259
Other liabilities and accrued expenses                                   310,132            350,684
Other borrowed funds                                                     111,500            111,500
                                                                     -----------        -----------
       Total liabilities                                              49,935,470         51,115,443
                                                                     -----------        -----------
Shareholders' Equity
  Common stock, $1 par value, authorized 10,000,000 shares,
   issued and outstanding 664,097 shares                                 664,097            664,097
  Paid-in capital surplus                                              5,976,873          5,976,873
  Retained earnings (accumulated deficit)                                299,789            261,911
  Accumulated other comprehensive income                                 (46,801)             9,123
                                                                     -----------        -----------
       Total shareholders' equity                                      6,893,958          6,912,004
                                                                     -----------        -----------
         Total Liabilities and Shareholders' Equity                  $56,829,428        $58,027,447
                                                                     ===========        ===========

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                       Consolidated Statements of Income
              For the Three Months Ended March 31, 1999 and 1998

-------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                           March 31,
                                                                       1999          1998
                                                                     --------      --------
Interest Income:
  Interest and fees on loans                                         $728,570      $718,616
  Income on federal funds sold                                         41,452        34,346
  Interest on securities                                              202,331       215,869
                                                                     --------      --------
       Total interest income                                          972,353       968,831
                                                                     --------      --------
Interest Expense:
  Interest on NOW and money market deposits                            77,554        72,345
  Interest on savings deposits                                         21,870        21,149
  Interest on time deposits                                           358,401       354,553
  Other interest expense                                                1,039         3,128
                                                                     --------      --------
       Total interest expense                                         458,864       451,175
                                                                     --------      --------
Net interest income before loan losses                                513,489       517,656
Less - provision for loan losses                                       15,000        15,000
                                                                     --------      --------
       Net interest income after provision for loan losses            498,489       502,656
                                                                     --------      --------
Other Operating Income:
  Service charges on deposit accounts                                  75,859        68,696
  Other service charges, commissions and fees                          18,443        11,371
  Other income                                                         11,765         4,196
                                                                     --------      --------
       Total other operating income                                   106,067        84,263
                                                                     --------      --------
Other Operating Expense:
  Salaries                                                            177,925       172,155
  Employee benefits                                                    48,180        43,627
  Net occupancy expenses                                               45,334        41,006
  Equipment rental and depreciation of equipment                       35,140        38,381
  Amortization                                                         76,308        56,620
  Other expenses                                                      161,274       169,322
                                                                     --------      --------
       Total other operating expenses                                 544,161       521,111
                                                                     --------      --------
Income Before Income Taxes                                             60,395        65,808
  Income tax provision                                                 21,037        25,877
                                                                     --------      --------
Net Income                                                           $ 39,358      $ 39,931
                                                                     ========      ========
Income Per Share*                                                    $   0.06      $   0.06
                                                                     ========      ========

* Net Income / weighted average outstanding shares of 664,097.

          See accompanying notes to consolidated financial statements

                      CBC HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 1999           1998
                                                                             -----------    -----------
Cash Flows from Operating Activities:
  Net income                                                                 $    39,358    $    39,931
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                    15,000         15,000
     Depreciation                                                                 30,309         33,714
     Amortization of intangible assets                                            76,308         56,620
     Gain on sale of securities                                                       --         (2,214)
     Changes in accrued income and other assets                                  138,687         (1,663)
     Changes in accrued expenses and other liabilities                           (50,630)       (22,823)
                                                                             -----------    -----------
      Net cash provided by operating activities                                  249,032        118,565
                                                                             -----------    -----------
Cash Flows from Investing Activities:
  Net change in loans made to customers                                         (682,954)    (1,126,547)
  Purchase of securities available for sale                                   (1,897,188)    (1,405,000)
  Proceeds from sales and maturities of available for sale securities          1,106,219      1,507,377
  Purchases of property and equipment                                             (8,182)       (18,648)
                                                                             -----------    -----------
      Net cash used in investing activities                                   (1,482,105)    (1,042,818)
                                                                             -----------    -----------
Cash Flows from Financing Activities:
  Net change in demand and savings accounts                                   (1,592,508)     1,901,685
  Net change in other time deposits                                              453,087         33,175
  Proceeds from short-term borrowings and federal funds purchased                     --         10,000
                                                                             -----------    -----------
      Net cash provided by (used in) financing activities                     (1,139,421)     1,944,860
                                                                             -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                          (2,372,494)     1,020,607
Cash and Cash Equivalents, Beginning of Year                                   6,880,708      3,183,896
                                                                             -----------    -----------
Cash and Cash Equivalents, End of Year                                       $ 4,508,214    $ 4,204,503
                                                                             ===========    ===========
Supplemental cash flow information:
Cash paid for interest                                                       $   469,766    $   500,101
                                                                             ===========    ===========
Cash paid for income taxes                                                   $     5,336    $        --
                                                                             ===========    ===========

          See accompanying notes to consolidated financial statements

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

===============================================================================


(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

     During 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     During the three months ended March 31, 1999, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1998 follows:

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

===============================================================================


     Accumulated other comprehensive income
      at December 31, 1998                                     $  9,123

     Other comprehensive income, net of tax:
       Change in unrealized gain (loss)
        on securities available for sale, net
        of deferred income tax benefit of $28,810               (51,930)
     Less: Reclassification adjustment for (gains)               (3,994)
      losses realized in net income                                   -
                                                               --------
                                                                (55,924)
                                                               --------
     Accumulated other comprehensive income
      at March 31, 1999                                        $(46,801)
                                                               ========


(3) Supplemental Financial Data

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 1999 and 1998 are:

                                             Three Months Ended
                                                  March 31,
                                              1999        1998
                                             -------     -------
     Supplies                                $14,586     $14,917
     Courier service                           8,987      12,403
     NCR processing                           20,468      23,533


(4)  Year 2000 Compliance Issues

     The Company utilizes and depends on data processing systems and software to conduct its business. The approach of Year 2000 presents a problem because many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millennium approaching, these computers will potentially recognize the year 2000 - "00" as the year 1900, or just not be able to comprehend the date, thus, potentially effecting the accuracy of, or ability to process any date sensitive functions.

The Company's State of Readiness

     The Company and the Bank do not use proprietary computer hardware or software. (The Company has no hardware or software dependencies other than through the Bank; hence, all further corporate references in this section will be to the Bank.) The Bank adopted a plan in 1998 to make the Bank Year 2000 ready (the "Year 2000 Plan"). Pursuant to the Bank's Year 2000 Plan, the Bank has completed the installation of new personal computers which addressed a majority of the known Year 2000 issues. The Bank has upgraded its primary internal system, an IBM AS400, to a Year 2000 compliant version. The Bank has received certification of Year 2000 compliance from all of its major vendors and logged those certifications in a Year 2000 readiness database created to inventory and track the compliance efforts of all major vendors as well as their primary supporting vendors.

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

===============================================================================

     The Bank contracts with a third-party consultant to assist with its Year 2000 readiness efforts. The consultants have installed a second AS400 and loaded a backup of the core data processing system of the Bank. This has enabled the Bank to perform testing in a Year 2000 environment using actual data and transactions of the Bank. Testing of the Bank's core data processing system has been completed and found to be Year 2000 ready. Bank internal due-diligence testing of mission critical vendor certified software commenced in early November 1998 and will be completed before June 30, 1999. Other items in the process of being reviewed for Year 2000 readiness include the telephone system, utilities and the ISDN connection to the remote teller location.

     Management has completed its assessment of the Bank's significant commercial loan relationships to determine how much Year 2000 risk may exist in the Bank's customer base. To the extent that such risk has been identified, management is requiring those customers to keep the Bank informed of their progress in addressing Year 2000 problems. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's credit review processes have been modified to address this risk, including special provisions in the Bank's loan loss reserve. The Bank's contingency plans for customers who fail to adequately address this risk may include, but will not be limited to, requiring such customers to pay off their loans.

     Other third parties, with which the Bank has material relationships that may be adversely impacted by Year 2000 risks, include its correspondent banks and the utility companies.

     The Bank's correspondent banks provide numerous services, including cash letter settlements, federal funds sold and purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The Bank has received communications from these correspondent banks regarding their Year 2000 efforts. The correspondent banks have communicated to the Bank that their systems are Year 2000 compliant. The Bank is in the process of scheduling with the correspondent banks the testing of these systems to verify their Year 2000 readiness.

     The Bank's electric, gas, telephone, water and sewer utility companies have provided limited information on their Year 2000 efforts. The Bank is continuing to request further information from the utility companies.

     The Bank had previously identified its major risks of Year 2000 issues to be with its deposit check processing vendor and areas of its primary internal processing software that are not addressed by the software vendor's certification. In the first quarter of 1999, the Bank received certification from its deposit check processing vendor that their system was Year 2000 compliant. The Bank is currently in the process of testing the system to verify its Year 2000 readiness. In addition, all areas of the Bank's primary internal processing software are now certified by the vendor as Year 2000 compliant and the Bank will have completed testing all areas of this system before June 30, 1999.

The Costs to Address the Company's Year 2000 Issues

     The Bank's costs for Year 2000 readiness were $40,453 during 1998 and additional expenditures of $10,000 are anticipated during 1999. The majority of the Bank's costs for Year 2000 readiness are for outsourced Year 2000 project management. Based on the current status of the Bank's Year 2000 project, management believes that the budgeted amounts for Year 2000 are adequate to complete the project. Management believes that due to the recent upgrades to their system, any additional costs of upgrading software and hardware that are incurred would have been incurred in the normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

===============================================================================

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

The Company's Contingency Plans

     The Bank has completed and the Board of Directors has approved a Year 2000 Business Resumption/Contingency Plan. The implementation of the plan is well under way and involves the contacting of other vendors for possible alternatives to items which may be determined not to be Year 2000 compliant as well as interruption in telephone, electrical and other utility services. The Bank is also requiring certification of Year 2000 compliance from contingency (backup) vendors as well as the ability to immediately convert to their systems. The contingency plan also addresses alternative testing procedures and the interrelation of different items and modules of the Bank's system.

     The Business Resumption/Contingency Plan is designed to achieve a level of emergency preparedness that is broad in its scope, encompassing the risk of loss or business disruption resulting from unexpected events ranging from equipment failure to natural disasters. It is designed to enable management continuity, designate alternative facilities, provide for alternative administrative, communication and data processing support, establish policies for data backup, record retention and retrieval, reinforce security policies, and establish organizational responsibility.

     The outline of the Business Resumption/Contingency Plan includes power outages, cash & tellers, customer service, loans, operations, primary and secondary liquidity, and security issues. The focus of the Plan is to give direction to each area of the Bank on how to perform their duties over to next year leading up to the year 2000 and in the event of possible disruption to normal operations resulting from Year 2000 issues as well as other possible disruptions. A particular emphasis of the Plan is to educate and inform employees and customers about Year 2000 readiness.

     As noted above, the Bank will attempt to obtain more information on the readiness of the utilities in order to reduce the degree of uncertainty surrounding the utility risk. To the extent that economically feasible contingency plans for utility failures can be determined, management will incorporate such plans in the Bank's policies.

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

===============================================================================

   To insure adequate cash reserves on hand to service the needs of its customers, the Bank has become a member of the Federal Home Loan Bank and the Fed Discount Window. This provides additional sources of liquidity for the Bank and enhances its ability to meet the potential cash demands of its customers as the millennium approaches.

Employee and Customer Awareness

     The Bank believes it is extremely important to communicate information to employees and customers about the Year 2000 issue. The Bank has conducted customer and employee awareness seminars designed to provide information about the Bank's efforts and contingency plans to ensure that the Bank will have a problem-free transition into the next century.

     The Bank's Year 2000 committee has monthly meetings to address the status of the Year 2000 project and insure the Bank has achieved its objectives and is maintaining established timelines. In addition, a representative of the Year 2000 committee meets with the Board of Directors of the Bank each month to review the progress of the Year 2000 efforts. Through this ongoing monitoring and communication to management and the Board of Directors the Bank is able to update its employees and its customers of its Year 2000 readiness.

     The Bank continues its effort through communication in statements, phone calls, direct contact, etc. to provide information and assistance to customers in taking steps to minimize the risk of problems with the Year 2000. In addition, the Bank regularly holds employee meetings to discuss the Bank's Year 2000 readiness and ways the employees can assist customers in becoming more knowledgeable about the Year 2000. The Bank is in the process of developing a targeted campaign which management anticipates beginning in June to educate the public on the Year 2000 issue and communicate the Bank's Year 2000 readiness.

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Periods Ended
                            March 31, 1999 and 1998

===============================================================================

Interim Financial Condition
---------------------------

     CBC Holding Company (the "Company") reported total assets of $56,829,428 as of March 31, 1999, compared to $58,027,447 at December 31, 1998. The most significant change in the composition of assets was a decrease in cash and cash equivalents from $6,880,708 to $4,508,214. The decrease in cash and cash equivalents was primarily attributed to a decrease in federal funds sold of $1,790,000 (26.0%) due to a decrease in deposits of $1,139,421. This decrease in deposits is considered by management to be a cyclical occurrence during the first quarter of the year.

Liquidity
---------

     The Bank's liquid assets as a percentage of total deposits were 9.1% at March 31, 1999, compared to 13.6% at December 31, 1998. The liquidity ratio for the Bank was 36.6% at March 31, 1999, compared to 38.1% at December 31, 1998. The Company has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1999. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------

     The capital of the Company totaled $6,893,958 as of March 31, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.3% at March 31, 1999, compared to 8.8% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 1999, the Bank had a risk-weighted total capital ratio of 14.1%, compared to 13.5% at December 31, 1998, and a Tier I risk-weighted capital ratio of 12.9%, compared to 12.4% at December 31, 1998. The decrease is primarily caused by the continued growth in the loans.

Asset Quality
-------------

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $30,351, an increase of $27,721 from December 31, 1998. There were no related party loans which were considered nonperforming at March 31, 1999. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Periods Ended
                            March 31, 1999 and 1998

===============================================================================

                                                          March 31,      March 31,
                                                            1999           1998
                                                          ---------      ---------
     Loans on nonaccrual                                   $15,015         $   -
     Other real estate owned                                10,158             -
     Other repossessed collateral                            5,178             -
                                                           -------         -----
         Total nonperforming assets                        $30,351         $   -
                                                           =======         =====
     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate             0.01%          0.00%
                                                           -------         -----

     The allowance for loan losses totaled $436,716 at March 31, 1999, an increase of $6,638 from December 31, 1998. The allowance for loan losses represented 1.3% and 1.3% of total loans at March 31, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

     Allowance for loan losses at December 31, 1998       $430,078

     Charge-offs:
       Commercial                                                -
       Real Estate                                               -
       Installment                                          10,623
                                                          --------

         Total                                              10,623
                                                          --------

     Recoveries:
       Commercial                                                -
       Real Estate                                               -
       Installment                                           2,261
                                                          --------

         Total                                               2,261
                                                          --------

     Provision charged to income                            15,000

     Allowance for loan losses at March 31, 1999          $436,716
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

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Periods Ended
                            March 31, 1999 and 1998

===============================================================================

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

Investment Securities
---------------------

     At March 31, 1999, the Bank had $15,022,644 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $46,801 on March 31, 1999. During the period ended March 31, 1999, the maturities and calls of investment securities totaled $1,106,219, resulting in neither a gain or loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities.

Results of Operations
---------------------

     Net interest income for the first three months of 1999 was $513,489, a decrease of $4,167 (1.0%) compared to the same period for 1998. Interest income for the first three months of 1999 was $972,353, representing an increase of $3,522 (.36%) over the same period in 1998. The growth in interest income was primarily due to an increase in loan balances. Interest expense for the first three months of 1999 increased $7,689 (1.7%) compared to the same period in 1998. The increase in interest expense is primarily due an increase in interest bearing deposits.

     Amounts charged to expense related to the allowance for loan losses for the first three months of 1999 did not increase compared to the same period for 1998.

     Other operating income for the first three months of 1999 was $106,067, an increase of $21,804 (25.9%) compared to the same period in 1998. The increase in service charges on deposit accounts of $7,163 (10.4%) is due to an increase in the number of accounts and deposit activity. The remaining increase in other income was primarily due to an increase in commissions on credit life of $5,533 and an increase in mortgage origination fees of $4,032.

     Other operating expenses for the first three months of 1999 were $544,161, an increase of $23,050 (4.42%) compared to the same period for 1998. The increase is primarily attributable to an increase in amortization of organizational expenses of $12,396 as required by Statement of Position 98-5.

                               CBC Holding Company
                                 and Subsidiary

===============================================================================

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
    (a) Not Applicable
    (b) Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
  A. Exhibits - 27.1 Financial Data Schedule
  B. There have been no reports filed on form 8-K for the three months ended March 31, 1999.

SIGNATURES
----------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY



-----------------------------------
George Ray
President/Chief Executive Officer


Date:  May 11, 1999