Form 10QSB
period 1999-06-30
CBC HOLDING CO
filed 1999-08-13
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1999
                                         -------------

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from _________ to

Commission file number   0-22451
                       ---------

                             CBC  HOLDING COMPANY
                             --------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

    GEORGIA                                          58-2311557
 ---------------------                               ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                 102 West Roanoke Drive, Fitzgerald, GA 31750
                 --------------------------------------------
                   (Address of Principal Executive Offices)

                                 912) 423-4321
                                 -------------
               (Issuer's Telephone Number, Including Area Code)

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

Yes   X   No
     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                     --------------------------
664,097 shares outstanding at June 30, 1999
--------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes  ___  No  X
             ---

                              CBC Holding Company
                                and Subsidiary

                                     INDEX

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                      PAGE
The following financial statements are provided for CBC
Holding Company and the  subsidiary bank, Community
Banking Company of Fitzgerald.

          Consolidated Balance Sheets (unaudited) - June 30,
          1999 and December 31, 1998.                                 2

          Consolidated Statements of Income (unaudited) -
          For the Six Months Ended June 30, 1999 and 1998
          and For the Three Months Ended June, 30 1999 and
          1998.                                                       3

          Consolidated Statements of Cash Flows (unaudited) -
          For the Six Months Ended June 30, 1999 and 1998.            4


          Notes to Consolidated Financial Statements (unaudited)      5

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9


PART II:  OTHER INFORMATION                                           13

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                      CBC Holding Company and Subsidiary
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                         June 30,      December 31,
                                      Assets                               1999            1998
                                                                       ------------    ------------
Cash and due from banks                                                $  2,121,830    $  2,430,708
Federal funds sold                                                          160,000       4,450,000
                                                                       ------------    ------------
     Total cash and cash equivalents                                      2,281,830       6,880,708
                                                                       ------------    ------------

Securities available for sale, at fair value                             14,318,388      14,287,599
Loans, net of unearned income                                            34,489,188      32,194,281
Less- allowance for loan losses                                            (446,949)       (430,078)
                                                                       ------------    ------------
     Loans, net                                                          34,042,239      31,764,203
                                                                       ------------    ------------

Bank premises and equipment, less accumulated depreciation                2,046,497       2,102,186
Accrued interest receivable                                                 526,445         624,225
Intangible assets, net of amortization                                    2,162,257       2,316,564
Other assets and accrued income                                             222,751          51,962
                                                                       ------------    ------------
          Total Assets                                                 $ 55,600,407    $ 58,027,447
                                                                       ============    ============

                       Liabilities and Shareholders' Equity
Deposits:
     Non-interest bearing                                              $  5,937,455    $  7,274,269
     Interest-bearing                                                    42,535,904      43,378,990
                                                                       ------------    ------------
          Total deposits                                                 48,473,359      50,653,259

Other liabilities and accrued expenses                                      248,436         350,684
Other borrowed funds                                                        111,500         111,500
                                                                       ------------    ------------
          Total liabilities                                              48,833,295      51,115,443
                                                                       ------------    ------------
Shareholders' Equity
     Commom stock, $1 par value, authorized 10,000,000 shares, issued
       and outstanding 664,097 shares                                       664,097         664,097
     Paid-in capital surplus                                              5,976,873       5,976,873
     Retained earnings                                                      347,617         261,911
     Accumulated other comprehensive income                                (221,475)          9,123
                                                                       ------------    ------------
          Total shareholders' equity                                      6,767,112       6,912,004
                                                                       ------------    ------------
               Total Liabilities and Shareholders' Equity              $ 55,600,407    $ 58,027,447
                                                                       ============    ============

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                       Consolidated Statements of Income
                For the Six Months Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------

                                                                             Three Months Ended          Six Months Ended
                                                                                   June 30,                  June 30,
                                                                              1999         1998         1999         1998
                                                                           ----------   ----------   ----------   ----------
Interest Income:
 Interest and fees on loans                                                $  766,630   $  767,070   $1,495,200   $1,485,686
 Income on federal funds sold                                                  21,345       17,875       62,797       52,221
 Interest on securities                                                       201,721      212,382      404,052      428,251
                                                                           ----------   ----------   ----------   ----------
     Total interest income                                                    989,696      997,327    1,962,049    1,966,158

Interest Expense:
 Interest on NOW and money market deposits                                     75,294       72,421      150,848      144,766
 Interest on savings deposits                                                  23,909       21,369       45,779       42,518
 Interest on time deposits                                                    361,656      358,641      720,057      713,194
 Other interest expense                                                         5,131        3,953        6,170        7,081
                                                                           ----------   ----------   ----------   ----------
     Total interest expense                                                   465,990      456,384      922,854      907,559
                                                                           ----------   ----------   ----------   ----------
 Net interest income before loan losses                                       523,706      540,943    1,039,195    1,058,599
 Less - provision for loan losses                                              15,000       15,000       30,000       30,000
                                                                           ----------   ----------   ----------   ----------
     Net interest income after provision for loan losses                      508,706      525,943    1,009,195    1,028,599
                                                                           ----------   ----------   ----------   ----------

Other Operating Income:
 Service charges on deposit accounts                                           72,862       62,935      148,721      131,631
 Other service charges, commissions and fees                                   15,316        8,128       33,759       19,499
 Gain on sales of investment securities                                            --       14,473           --       16,687
 Other income                                                                   6,009        2,015       17,774        3,997
                                                                           ----------   ----------   ----------   ----------
     Total other operating income                                              94,187       87,551      200,254      171,814
                                                                           ----------   ----------   ----------   ----------

Other Operating Expense:
 Salaries                                                                     186,817      161,383      364,742      333,538
 Employee benefits                                                             45,440       38,788       93,620       82,415
 Net occupancy expenses                                                        43,174       41,655       88,508       82,661
 Equipment rental and depreciation of equipment                                45,904       39,016       81,044       77,397
 Amortization                                                                  61,724       56,620      138,032      113,240
 Other expenses                                                               161,104      200,894      322,378      370,216
                                                                           ----------   ----------   ----------   ----------
Total other operating expenses                                                544,163      538,356    1,088,324    1,059,467
                                                                           ----------   ----------   ----------   ----------

Income Before Income Taxes                                                     58,730       75,138      121,125      140,946
 Income tax provision                                                          14,382       16,735       35,419       42,612
                                                                           ----------   ----------   ----------   ----------

Net Income                                                                 $   44,348   $   58,403   $   85,706   $   98,334
                                                                           ==========   ==========   ==========   ==========

Income Per Share*                                                          $     0.07   $     0.09   $     0.13   $     0.15
                                                                           ==========   ==========   ==========   ==========

 * Net Income / weighted average outstanding shares of 664,097.

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                   1999              1998
                                                                                -----------    -----------
Cash Flows from Operating Activities:

  Net income                                                                    $    85,706    $    98,334
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       30,000         30,000
     Depreciation                                                                    60,618         67,794
     Amortization of intangible assets                                              152,617        113,240
     Gain on sale of securities                                                          --        (16,687)
     Loss on sale of property and equipment                                              --            141
     Changes in accrued income and other assets                                      27,149       (149,913)
     Changes in accrued expenses and other liabilities                             (186,130)        (1,160)
                                                                                -----------    -----------
        Net cash provided by operating activities                                   169,960        141,749
                                                                                -----------    -----------
Cash Flows from Investing Activities:

  Net change in loans made to customers                                          (2,308,036)    (3,089,951)
  Purchase of securities available for sale                                      (3,929,804)    (2,405,000)
  Proceeds from sales,calls and maturities of available for sale securities       3,668,417      3,538,329
  Proceeds from sale of property and equipment                                           --          1,271
  Purchases of property and equipment                                               (19,515)       (47,425)
                                                                                -----------    -----------
        Net cash used in investing activities                                    (2,588,938)    (2,002,776)
                                                                                -----------    -----------
Cash Flows from Financing Activities:

  Net change in demand and savings accounts                                      (2,716,246)     3,601,070
  Net change in other time deposits                                                 536,346       (151,740)
  Proceeds from short-term borrowings and federal funds purchased                        --         36,000
                                                                                -----------    -----------
        Net cash provided by (used in) financing activities                      (2,179,900)     3,485,330
                                                                                -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                             (4,598,878)     1,624,303
Cash and Cash Equivalents, Beginning of Year                                      6,880,708      3,183,896
                                                                                -----------    -----------
Cash and Cash Equivalents, End of Year                                          $ 2,281,830    $ 4,808,199
                                                                                ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                                          $   960,461    $   996,893
                                                                                ===========    ===========

Cash paid for income taxes                                                      $    46,836    $        --
                                                                                ===========    ===========

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

--------------------------------------------------------------------------------


(1)  Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

          During the six months ended June 30, 1999, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1998 follows:

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

Accumulated other comprehensive income at December 31, 1998           $    9,123

Other comprehensive income, net of tax:
     Change in unrealized gain (loss)

          on securities available for sale, net
          on deferred income tax benefit of $114,093                    (220,565)
     Less: Reclassification adjustment for (gains) losses
          realized in net income                                         (10,033)
                                                                      ----------
                                                                        (230,598)
                                                                      ----------
Accumulated other comprehensive income at June 30, 1999               $ (221,475)
                                                                      ==========

(3) Supplemental Financial Data

    Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 1999 and 1998 are:

                                                Three Months Ended               Six Months Ended
                                                      June 30,                       June 30,
                                               1999              1998         1999              1998
                                           -----------       -----------  -----------       ------------
Supplies                                   $     8,553       $    12,951  $    23,119       $     27,868
NCR processing                                  21,494            24,104       41,962             47,637
Advertising                                     11,642            11,010       21,957             23,207
Courier service                                  8,837            11,265       17,825             23,668

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

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

--------------------------------------------------------------------------------

     The Bank contracts with a third-party consultant to assist with its Year 2000 readiness efforts. The consultants installed a second AS400 and loaded a backup of the core data processing system of the Bank, which enabled the Bank to perform testing in a Year 2000 environment using actual data and transactions of the Bank. Testing of the Bank's core data processing system has been completed and found to be Year 2000 ready. Bank internal due-diligence testing of mission critical vendor certified software commenced in early November 1998 and will be completed before June 30, 1999. Mission critical vendor certified software was also found to be Year 2000 ready.

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

     The Bank's electric, gas, telephone, water and sewer utility companies have provided limited information on their Year 2000 efforts. The Bank has received information on electric, water and sewer Year 2000 upgrades on billing-assisting software and hardware. Local providers of electricity are distributors and rely completely on electricity producers and switches. Electricity producers have provided limited information through this media.

     The Bank had previously identified its major risks of Year 2000 issues to be with its deposit check processing vendor and areas of its primary internal processing software that are not addressed by the software vendor's certification. In the first quarter of 1999, the Bank received certification and proxy testing from its deposit check processing vendor that their system was Year 2000 compliant. The Bank is currently finalizing testing the system to verify its Year 2000 readiness. In addition, all areas of the Bank's primary internal processing software are now certified by the vendor as Year 2000 compliant and the Bank is validating the testing of all areas of this system.

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

--------------------------------------------------------------------------------

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

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

--------------------------------------------------------------------------------

     To insure adequate cash reserves on hand to service the needs of its customers, the Bank has opened an account through the Fed Discount Window and purchased Federal Home Loan Bank stock . This provides additional sources of liquidity for the Bank and enhances its ability to meet the potential cash demands of its customers as the millennium approaches.

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

     The Bank continues its effort through communication in statements, phone calls, direct contact, etc. to provide information and assistance to customers in taking steps to minimize the risk of problems with the Year 2000. In addition, the Bank regularly holds employee meetings to discuss the Bank's Year 2000 readiness and ways the employees can assist customers in becoming more knowledgeable about the Year 2000. The Bank has developed a targeted informational campaign with the slogan "Y2K - We're Prepared To Take You There". The bank is using various marketing methods including local media, statement stuffers, lobby posters, and billboards to educate the public on the Year 2000 issue and communicate the Bank's Year 2000 readiness.

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Periods Ended
                            June 30, 1999 and 1998

--------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

     CBC Holding Company (the "Company") reported total assets of $55,600,407 as of June 30, 1999, compared to $58,027,447 at December 31, 1998. The most significant change in the composition of assets was a decrease in cash and cash equivalents from $6,880,708 to $2,281,830. The decrease in cash and cash equivalents was primarily attributed to a decrease in federal funds sold of $4,290,000 (96.4%) due to a decrease in deposits of $2,179,900 and an increase in loans of $2,294,907.

Liquidity
---------

     The Bank's liquid assets as a percentage of total deposits were 4.7% at June 30, 1999, compared to 13.6% at December 31, 1998. The liquidity ratio for the Bank was 32.01% at June 30, 1999, compared to 38.1% at December 31, 1998. The Company has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1999. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------
     The capital of the Company totaled $6,767,112 as of June 30, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.8% at June 30, 1999, compared to 8.8% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 1999, the Bank had a risk-weighted total capital ratio of 13.9%, compared to 13.5% at December 31, 1998, and a Tier I risk-weighted capital ratio of 12.7%, compared to 12.4% at December 31, 1998.

Asset Quality
-------------

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $153,200, an increase of $112,500 from December 31, 1998. There were no related party loans which were considered nonperforming at June 30, 1999. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Periods Ended
                             June 30, 1999 and 1998

--------------------------------------------------------------------------------

                                                                      June 30,   December 31,
                                                                        1999         1998
                                                                      --------    ----------
Loans on nonaccrual                                                   $136,900    $        -
Loans over 90 days past-due & accruing                                  16,300        40,700
Other repossessed collateral                                                 -             -
                                                                      --------    ----------

     Total nonperforming assets                                       $153,200    $   40,700
                                                                      ========    ==========

Total nonperforming assets as a percentage
of total loans (gross) and other real estate                              0.04%         0.01%
                                                                          ----          ----

     The allowance for loan losses totaled $446,949 at June 30, 1999, an increase of $16,871 from December 31, 1998. The allowance for loan losses represented 1.3% and 1.3% of total loans at June 30, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

Allowance for loan losses at December 31, 1998
                                                                   $    430,078
Charge-offs:
     Commercial
     Real Estate                                                              -
     Installment                                                              -
                                                                         22,571
                                                                   ------------
          Total                                                          22,571
                                                                   ------------
Recoveries:
     Commercial
     Real Estate                                                              -
     Installment                                                              -

          Total                                                           9,442
                                                                   ------------

                                                                          9,442
                                                                   ------------
Provision charged to income                                              30,000
                                                                   ------------
Allowance for loan losses at June 30, 1999                         $    446,949
                                                                   ============


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

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Periods Ended
                            June 30, 1999 and 1998

--------------------------------------------------------------------------------

losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

     The Bank was most recently examined by its primary regulatory authority in May 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
---------------------

     At June 30, 1999, the Bank had $14,318,388 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $221,475 on June 30, 1999. During the period ended June 30, 1999, the maturities and calls of investment securities totaled $3,668,417, resulting in neither a gain or loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities.

Results of Operations
---------------------

     Net interest income for the first six months of 1999 was $1,009,195, a decrease of $19,404 (2.0%) compared to the same period for 1998. Interest income for the first six months of 1999 was $1,962,049, representing a decrease of $4,109 (.02%) over the same period in 1998. The decrease in interest income was primarily due to a decrease in interest on investments. Interest expense for the first six months of 1999 increased $15,295 (1.7%) compared to the same period in 1998. The increase in interest expense is primarily due an increase in average interest bearing deposits.

     Amounts charged to expense related to the allowance for loan losses were $30,000 for the first six months of 1999 and 1998.

     Other operating income for the first six months of 1999 was $210,111, an increase of $38,297 (22.3%) compared to the same period in 1998. The increase in service charges on deposit accounts of $17,090 (13.0%) is due to an increase in the number of accounts and deposit activity. The remaining increase in other income was primarily due to an increase in commissions on credit life of $8,509 and an increase in mortgage origination fees of $9,274.

     Other operating expenses for the first six months of 1999 were $1,088,324, an increase of $28,857 (2.70%) compared to the same period for 1998. The increase is primarily attributable to an increase in amortization of organizational expenses of $24,791 as required by Statement of Position 98-5.

                      CBC Holding Company and Subsidiary
                                and Subsidiary


--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------
Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the six months ended June 30, 1999.

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K.
     A.  Exhibits - 27.1 Financial Data Schedule
     B. There have been no reports filed on form 8-K for the six months ended June 30, 1999.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY



-------------------------
George Ray
President / Chief Executive Officer


Date: August 11, 1999