Form 10QSB
period 1999-09-30
CBC HOLDING CO
filed 1999-11-15
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the quarterly period ended  September 30, 1999
                                       --------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
        For the transition period from ______________ to

Commission file number   0-22451
                       -----------

                              CBC HOLDING COMPANY
                          --------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

    GEORGIA                                           58-2311557
  -----------                                       --------------
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

Yes     X     No
     ------       -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at September 30, 1999
-------------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes           No     X
     ------       -------

                              CBC Holding Company
                                 and Subsidiary

                                     INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                           PAGE

The following financial statements are provided for CBC
Holding Company and the subsidiary bank, Community Banking
Company of Fitzgerald.

         Consolidated Balance Sheets (unaudited) - September
         30, 1999 and December 31, 1998.                                  2

         Consolidated Statements of Income (unaudited) - For
         the Nine Months Ended September 30, 1999 and 1998
         and For the Three Months Ended September, 30 1999 and 1998.      3

         Consolidated Statements of Cash Flows (unaudited) -
         For the Nine Months Ended September 30, 1999 and 1998.           4

         Notes to Consolidated Financial Statements (unaudited)           5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

PART II: OTHER INFORMATION                                               13

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                       CBC Holding Company and Subsidiary
                          Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                                                      September 30,    December 31,
                               Assets                                                     1999            1998
                                                                                      ------------    ------------
Cash and due from banks                                                                $ 2,003,293     $ 2,430,708
Federal funds sold                                                                       2,390,000       4,450,000
                                                                                       -----------     -----------
  Total cash and cash equivalents                                                        4,393,293       6,880,708
                                                                                       -----------     -----------
Securities available for sale, at fair value                                            13,999,235      14,287,599
Loans, net of unearned income                                                           36,006,313      32,194,281
Less - allowance for loan losses                                                          (466,005)       (430,078)
                                                                                       -----------     -----------
  Loans, net                                                                            35,540,308      31,764,203
                                                                                       -----------     -----------
Bank premises and equipment, less accumulated depreciation                               2,009,639       2,102,186
Accrued interest receivable                                                                632,627         624,225
Intangible assets, net of amortization                                                   2,094,721       2,316,564
Other assets and accrued income                                                            207,576          51,962
                                                                                       -----------     -----------
    Total Assets                                                                       $58,877,399     $58,027,447
                                                                                       ===========     ===========
                 Liabilities and Shareholders' Equity

Deposits:
 Non-interest bearing                                                                  $ 7,005,224     $ 7,274,269
 Interest-bearing                                                                       44,797,493      43,378,990
                                                                                       -----------     -----------
  Total deposits                                                                        51,802,717      50,653,259
Other liabilities and accrued expenses                                                     280,969         350,684
Other borrowed funds                                                                             -         111,500
                                                                                       -----------     -----------
  Total liabilities                                                                     52,083,686      51,115,443
                                                                                       -----------     -----------
Shareholders' Equity
 Common stock, $1 par value, authorized 10,000,000 shares, issued
   and outstanding 664,097 shares                                                          664,097         664,097
 Paid-in capital surplus                                                                 5,976,873       5,976,873
 Retained-earnings                                                                         417,718         261,911
 Accumulated other comprehensive income                                                   (264,975)          9,123
                                                                                       -----------    -----------
  Total shareholders' equity                                                             6,793,713       6,912,004
                                                                                       -----------    ------------
    Total Liabilities and Shareholders' Equity                                         $58,877,399     $58,027,447
                                                                                       ===========    ============

          See accompanying notes to consolidated financial statements

                       CBC Holding Company and Subsidiary
                       Consolidated Statements of Income
              For the Nine Months Ended September 30, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                             1999           1998             1999             1998
                                                         ------------   -----------      -----------       -----------
Interest Income:
 Interest and fees on loans                              $    815,664   $   797,714      $ 2,310,864       $ 2,283,400
 Income on federal funds sold                                   8,567        15,313           71,364            67,534
 Interest on securities - Taxable                             171,279       179,282          533,150           607,533
 Interest on securities - Non Taxable                          24,805         6,712           66,986             6,712
                                                         ------------   -----------      -----------       -----------
   Total interest income                                    1,020,315       999,021        2,982,364         2,965,179
                                                         ------------   -----------      -----------       -----------
Interest Expense:
 Interest on NOW and money market deposits                     73,846        70,149          226,694           214,915
 Interest on savings deposits                                  26,122        21,352           71,901            63,870
 Interest on time deposits                                    358,426       366,661        1,078,483         1,079,855
 Other interest expense                                         5,012         2,704           11,182             9,785
                                                         ------------   -----------      -----------       -----------
   Total interest expense                                     463,406       460,866        1,388,260         1,368,425
                                                         ------------   -----------      -----------       -----------
 Net interest income before loan losses                       556,909       538,155        l,594,104         1,596,754
 Less - provision for loan losses                              15,000        15,000           45,000            45,000
                                                         ------------   -----------      -----------       -----------
   Net interest income after provision for loan losses        541,909       523,155        1,549,104         1,551,754
                                                         ------------   -----------      -----------       -----------
Other Operating Income:
 Service charges on deposit accounts                           72,346        73,008          221,067           204,639
 Other service charges, commissions and fees                   12,250         6,582           46,009            26,081
 Gain on sales of investment securities                             -         6,390                -            23,077
 Other income                                                   8,625         6,839           26,399            10,836
                                                         ------------   -----------      -----------       -----------
   Total other operating income                                93,221        92,819          293,475           264,633
                                                         ------------   -----------      -----------       -----------
Other Operating Expense:
 Salaries                                                     187,257       165,924          551,999           499,462
 Employee benefits                                             45,259        37,194          138,879           119,609
 Net occupancy expenses                                        45,290        45,979          133,798           128,640
 Equipment rental and depreciation of equipment                38,740        39,746          119,784           117,143
 Amortization                                                  69,016        56,621          207,048           169,861
 Other expenses                                               149,918       157,762          472,296           527,978
                                                         ------------   -----------      -----------       -----------
   Total other operating expenses                             535,480       503,226        1,623,804         1,562,693
                                                         ------------   -----------      -----------       -----------
Income Before Income Taxes                                     99,650       112,748          218,775           253,694
 Income tax provision                                          27,549        28,401           62,968            71,013
                                                         ------------   -----------      -----------       -----------
Net Income                                               $     72,101   $    84,347      $   155,807       $   182,681
                                                         ============   ===========      ===========       ===========

Income Per Share*                                        $       0.11   $      0.13      $      0.23       $      0.28
                                                         ============   ===========      ===========       ===========

*Net Income / weighted average outstanding shares of 664,097

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                   1999          1998
                                                                               -----------   -----------
Cash Flows from Operating Activities:
 Net income                                                                    $   155,807   $   182,681
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                         45,000        45,000
  Depreciation                                                                     112,806        80,547
  Amortization of intangible assets                                                207,048       169,861
  Gain on sale of securities                                                             -       (23,077)
  Loss on sale of property and equipment                                                             141
  Changes in accrued income and other assets                                      (149,219)     (163,581)
  Changes in accrued expenses and other liabilities                                (69,715)       26,817
                                                                              -------------  -----------
   Net cash provided by operating activities                                       301,727       318,389
                                                                              -------------  -----------
Cash Flows from Investing Activities:
 Net change in loans made to customers                                          (3,821,105)   (3,495,247)
 Purchase of securities available for sale                                      (3,929,804)   (3,548,306)
 Proceeds from sales, calls and maturities of available for sale securities      3,944,070     5,040,952
 Proceeds from sale of property and equipment                                            -         1,271
 Purchases of property and equipment                                               (20,259)      (94,161)
                                                                              -------------  -----------
   Net cash used in investing activities                                        (3,827,098)   (2,095,491)
                                                                              -------------  -----------
Cash Flows from Financing Activities:
 Net change in demand and savings accounts                                      (1,120,182)      722,874
 Net change in other time deposits                                               2,269,638       606,365
 Proceeds from short-term borrowings and federal funds purchased                  (111,500)       38,500
                                                                              -------------  -----------
   Net cash provided by financing activities                                     1,037,956     1,367,739
                                                                              -------------  -----------
Net Decrease in Cash and Cash Equivalents                                       (2,487,415)     (409,363)
Cash and Cash Equivalents, Beginning of Year                                     6,880,708     3,183,896
                                                                              ------------   -----------
Cash and Cash Equivalents, End of Year                                        $  4,393,293   $ 2,774,533
                                                                              ============   ===========

Supplemental cash flow information:
Cash paid for interest                                                        $  1,421,602     1,439,629
                                                                              ============   ===========
Cash paid for income taxes                                                    $     56,695   $    38,000
                                                                              ============   ===========

          See accompanying notes to consolidated financial statements

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

--------------------------------------------------------------------------------
(1) Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310
    (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2) New and Pending Pronouncements

      Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because management of the Company views and operates the Bank as one versus multiple segments, no segmentation of bank operations between services, types of customers and market areas is provided.

      Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all nongovernmental entities and requires that costs of start-up activities and organization costs be expensed as incurred.

      During the nine months ended September 30, 1999, the Company had unrealized holding losses on investment securities, which were, reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1998 follows:


        Accumulated other comprehensive income
         at December 31, 1998                                       $     9,123

        Other comprehensive income, net of tax:
          Change in unrealized gain (loss)
           on securities available for sale, net
           of deferred income tax benefit of $136,502                  (274,098)

           Less: Reclassification adjustment for (gains) losses
              realized in net income                                          -
                                                                    -----------
                                                                       (274,098)
                                                                    -----------
        Accumulated other comprehensive income at
         September 30, 1999                                         $  (264,975)
                                                                    ===========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(3)  Supplemental Financial Data

  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 1999 and 1998 are:

                                Three Months Ended         Nine Months Ending
                                   September 30,              September 30,
                               1999           1998        1999          1998
                            ---------      ---------    --------    ----------
    Supplies                $   7,119      $   8,707    $ 30,238    $   36,575
    NCR processing             22,752         22,477      64,714        70,113
    Advertising                10,517         22,476      32,474        27,549

(4)  Year 2000 Compliance Issues

  The Company utilizes and depends on data processing systems and software to conduct its business. The approach of Year 2000 may present a problem because many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millennium approaching, these computers will potentially recognize the year 2000
- "00" as the year 1900, or just not be able to comprehend the date, thus, potentially effecting the accuracy of, or ability to process any date sensitive functions.

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

  The Bank contracts with a third-party consultant to assist with its Year 2000 readiness efforts. The consultants installed a second AS400 and loaded a backup of the core data processing system of the Bank, which enabled the Bank to perform testing in a Year 2000 environment using actual data and transactions of the Bank. Testing of the Bank's core data processing system has been completed and found to be Year 2000 ready. Bank internal due-diligence testing of mission critical vendor certified software commenced in early November 1998 and was completed before September 30, 1999.

  Management has completed its assessment of the Bank's significant commercial loan relationships to determine the level of Year 2000 risk that may exist in the Bank's customer base. To the extent that such risk has been identified, management is requiring those customers to keep the Bank informed of their progress in addressing Year 2000 problems. Assessments of loan relationships, is an ongoing process and the Bank recognizes the inherent risk associated with new customers as well as existing customers of the Bank. The Bank's credit review processes have been modified to address this risk, including special provisions in the Bank's loan loss reserve. The Bank's contingency plans for customers who fail to adequately address this risk may include, but will not be limited to, requiring such customers to pay off their loans.

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

-------------------------------------------------------------------------------

  Other third parties, with which the Bank has material relationships that may be adversely impacted by Year 2000 risks, include its correspondent banks and the utility companies.

  The Bank's correspondent banks provide numerous services, including cash letter settlements, federal funds sold, purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The correspondent banks have communicated to the Bank that their systems are Year 2000 compliant. The Bank relied on proxy testing to validate the correspondent banks' Year 2000 compliance.

  The Bank's electric, gas, telephone, water and sewer utility companies have provided information on their Year 2000 efforts. Local providers of electricity are distributors and rely completely on electricity producers and switches. Electric producers have provided limited information through the media.

  The Bank had previously identified its major risks of Year 2000 issues to be with its deposit check processing vendor and areas of its primary internal processing software that are not addressed by the software vendor's certification. In the first quarter of 1999, the Bank received certification and proxy testing from its deposit check processing vendor that their system was Year 2000 compliant. The Bank has tested the system to verify its Year 2000 readiness. In addition, all areas of the Bank's primary internal processing software are now certified by the vendors as Year 2000 compliant.

The Costs to Address the Company's Year 2000 Issues

  The Bank's costs for Year 2000 readiness were $40,453 during 1998 and additional expenditures of $18,000 are anticipated during 1999. The majority of the Bank's costs for Year 2000 readiness are for outsourced Year 2000 project management. Management believes that due to the recent upgrades to their system, any additional costs of upgrading software and hardware that are incurred would have been incurred in the normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

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

  The most likely worst case Year 2000 scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period. As noted above, management of the risk associated with the Bank's computer hardware and software, its commercial customer risk and its correspondent bank risk have progressed as planned.

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

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

--------------------------------------------------------------------------------

The Company's Contingency Plans

  The Bank has completed and the Board of Directors has approved a Year 2000 Business Resumption/Contingency Plan. The implementation of the plan is well under way and involves procedures to be followed such as interruption in telephone, electrical and other utility services. The Business Resumption/Contingency Plan is designed to achieve a level of emergency preparedness that is broad in its scope, encompassing the risk of loss or business disruption resulting from unexpected events ranging from equipment failure to natural disasters. It is designed to enable management continuity, designate alternative facilities, provide for alternative administrative, communication and data processing support, establish policies for data backup, record retention and retrieval, reinforce security policies, and establish organizational responsibility.

  The outline of the Business Resumption/Contingency Plan includes power outages, cash & tellers, customer service, loans, operations, primary and secondary liquidity, and security issues. The focus of the Plan is to give direction to each area of the Bank on how to perform their duties in the event of possible disruption to normal operations resulting from Year 2000 issues. A particular emphasis of the Plan is to educate and inform employees and customers about Year 2000 readiness.

  The Bank will attempt to obtain more information on the readiness of the utilities in order to reduce the degree of uncertainty surrounding the utility risk. To the extent that economically feasible contingency plans for utility failures can be determined, management will incorporate such plans in the Bank's policies.

  To insure adequate cash reserves on hand to service the needs of its customers, the Bank has opened accounts through the Fed Discount Window and Federal Home Loan Bank stock. These provide additional sources of liquidity for the Bank and enhance its ability to meet the potential cash demands of its customers as the millennium approaches.

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

  The Bank continues its effort through communication in statements, phone calls, direct contact, etc. to provide information and assistance to customers in taking steps to minimize the risk of problems with the Year 2000. In addition, the Bank regularly holds employee meetings to discuss the Bank's Year 2000 readiness and ways the employees can assist customers in becoming more knowledgeable about the Year 2000. The Bank has developed a targeted informational campaign with the slogan "Y2K - We're Prepared To Take You There". On October 28, 1999 the Bank in partnership with local institutions hosted a town hall meeting for interested individuals to ask questions regarding Year 2000. The bank is also using various marketing methods including local media, statement stuffers and lobby posters to educate the public on the Year 2000 issue and communicate the Bank's Year 2000 readiness.

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 1999 and 1998

--------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

  CBC Holding Company (the "Company") reported total assets of $58,877,399 as of September 30, 1999, compared to $58,027,447 at December 31, 1998. The most significant change in the composition of assets was an increase in net loans from $31,764,203 to $35,540,308. Cash and cash equivalents decreased from 6,880,708 to 4,393,293 primarily due to a decrease in federal funds sold of $2,060,000 (46.3%).

Liquidity
---------

  The liquidity ratio for the Bank was 32.01% at September 30, 1999, compared to 38.1% at December 31, 1998. The Bank's liquid assets as a percentage of total deposits were 8.5% at September 30, 1999, compared to 13.6% at December 31, 1998 The Company has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. The Bank drew on the federal funds lines of credit briefly and for non-significant amounts during 1999. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------
  The capital of the Company totaled $6,793,713 as of September 30, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.9% at September 30, 1999, compared to 8.8% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 1999, the Bank had a risk-weighted total capital ratio of 13.3%, compared to 13.5% at December 31, 1998, and a Tier I risk-weighted capital ratio of 12.1%, compared to 12.4% at December 31, 1998.

Asset Quality
-------------

  Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $36,800, an decrease of $3,900 from December 31, 1998. There were no related party loans that were considered nonperforming at September 30, 1999. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Nine Months in the Periods Ended
                          September 30, 1999 and 1998

--------------------------------------------------------------------------------------------------

                                                              September 30,         December 31,
                                                                  1999                 1996
                                                           ------------------    -----------------
Loans on nonaccrual                                         $       16,400        $          -
Loans over 90 days past-due & accruing                              20,400              40,700
Other repossessed collateral                                             -                   -
                                                            --------------        ------------
  Total nonperforming assets                                $       36,800        $     40,700
                                                            ==============        ============
Total nonperforming assets as a percentage
of total loans (gross) and other real estate                          0.10%               0.10%
                                                                      ----                ----

  The allowance for loan losses totaled $466,005 at September 30, 1999, an increase of S35,927 from December 31, 1999. The allowance for loan losses represented 1.3% and 1.39%--of total loans at September 30, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

Allowance for loan losses at December 31, 1998    $  430,078

Charge-offs:
  Commercial                                               -
  Real Estate                                              -
  Installment                                         24,623
                                                  ----------
    Total                                             24,623
                                                  ----------
Recoveries:
  Commercial                                               -
  Real Estate                                              -
  Installment                                         15,550
                                                  ----------

    Total                                             15,550
                                                  ----------
Provision charged to income                           45,000
                                                  ----------

Allowance for loan losses at September 30,1999    $  466,005
                                                  ==========

  The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance based upon a number of

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 1999 and 1998

-------------------------------------------------------------------------------

assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

  The Bank was most recently examined by its primary regulatory authority in May 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
---------------------

  At September 30, 1999, the Bank had $13,999,235 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $264,975 on September 30, 1999. During the period ended September 30, 1999, the maturities and calls of investment securities totaled $3,944,070, resulting in neither a gain or loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities.

Results of Operations
---------------------

  Net interest income for the first nine months of 1999 was $1,594,104, an increase of $2,650 (.02%) compared to the same period for 1998. Interest income for the first nine months of 1999 was $2,982,364, representing an increase of $17,185 (.05%) over the same period in 1998. The increase in interest income was primarily due to an increase in total loans outstanding. Interest expense for the first nine months of 1999 increased $19,835 (.67%) compared to the same period in 1998. The increase in interest expense is primarily due to an increase in average interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses were $45,000 for the first nine months of 1999 and 1998.

  Other operating income for the first nine months of 1999 was $293,475, an increase of $28,842 (10.9%) compared to the same period in 1998. The increase in service charges on deposit accounts of $16,428 (8.0%) is due to an increase in the number of accounts and deposit activity. The remaining increase in other income was primarily due to an increase in mortgage origination income.

  Other operating expenses for the first nine months of 1999 were $1,623,804, an increase of $61,111 (3.9%) compared to the same period for 1998. The increase is primarily attributable to an increase in amortization of organizational expenses of $39,187 as required by Statement of Position 98-5 and an increase in salaries and related employee expenses of $71,807. Other operating expenses also had a decrease in Year 2000 expense of $16,754.

                              CBC Holding Company
                                and Subsidiary
--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------
Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the nine months ended September 30, 1999.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     A.  Exhibits - 27.1 Financial Data Schedule
     B. There have been no reports filed on form 8-K for the nine months ended September 30, 1999.

SIGNATURES
----------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY



/s/ George Ray
-----------------------
George Ray
President / Chief Executive Officer


Date:  November 4, 1999