Form 10KSB40
period 1999-12-31
CBC HOLDING CO
filed 2000-03-28
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For fiscal year ended December 31, 1999
                             -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to ____________

       Commission file number    0-22451
                                ----------


                              CBC HOLDING COMPANY
               ------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Georgia                                          58-2311557
------------------------------------------------          -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

  102 West Roanoke Drive, Fitzgerald, Georgia                    31750
------------------------------------------------           -------------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                (912) 423-4321
                            ----------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $1 Per Share
------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]
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

State issuer's revenues for its most recent fiscal year:  $444,248
                                                          --------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$5,850,445 as of March 15, 2000
-------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 664,097 as of March 15, 2000
                                           ----------------------------

Transitional Small Business Disclosure format (check one):    Yes [ ]  No [X]
                                                                  ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, held on April 19, 2000, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----
PART I.......................................................................................................................   3
 ITEM 1.      DESCRIPTION OF BUSINESS........................................................................................   3
 ITEM 2.      DESCRIPTION OF PROPERTIES......................................................................................  20
 ITEM 3.      LEGAL PROCEEDINGS..............................................................................................  21
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................  21

PART II......................................................................................................................  21
 ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................  21
 ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................  21
 ITEM 7.      FINANCIAL STATEMENTS...........................................................................................  21
 ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................  22

PART III.....................................................................................................................  22
 ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
               THE EXCHANGE ACT..............................................................................................  22
 ITEM 10.     EXECUTIVE COMPENSATION.........................................................................................  22
 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................  22
 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................................  22
 ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K........................................................................  23

SIGNATURES...................................................................................................................  24

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

          The Company's principal business is the ownership and management of the Bank. The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional capital to the Bank.

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

                                    The Bank

General

          The Bank was incorporated on January 19, 1996 and began operations on April 19, 1996. The Bank purchased certain loans and assumed certain deposits from Bank South N.A. (now known as Bank of America) ("Bank South") pursuant to a Purchase and Assumption Agreement, dated October 18, 1995. The Bank also purchased its current facilities and property from Bank South pursuant to the Purchase and Assumption Agreement.

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

Market Area

          In 1999, Ben Hill County had a population of 17,590. The five-year population projection for Ben Hill County is 18,584, an estimated growth of 1.13% per year. The median household income in Ben Hill County for 1999 was reported in a market and demographic study of the area (County Rezide 1999, Claritas) to be $26,787. The number of households in Ben Hill County was 6,409
in 1999; the number of households projected at 2004 is 6,767.   The number of
persons employed in Ben Hill County in 1999, including the private, public and home sector, was 8,462. As a regional commercial center, Fitzgerald, Georgia has over 100 retail shops and an 80-bed full service medical center. There are over 40 manufacturing businesses in Ben Hill County with concentration in apparel and timberwood products, 33 wholesale trade locations, and more than 150 retail locations. Additionally, agriculture is a major industry segment in Ben Hill County.

Lending Activities

          The Bank supports Ben Hill County and portions of immediately surrounding counties. The Bank's primary lending function is to provide short and intermediate term credit to individuals, local businesses, and agricultural enterprises. The Bank mitigates credit risks by maintaining conservative underwriting standards, continuing training of lenders and support personnel, and constant management of its loan and collateral portfolio. Interest rate risk is actively managed through variable-rate pricing and/or utilizing short amortizing terms (3-5 years) or balloon maturities to facilitate loan rate adjustment. Occasionally, the Bank may allow longer term (over 5 years) loans at fixed interest rates. These loans are approved only when the interest rate is clearly advantageous to the Bank or when the overall customer relationship indicates that it is in the Bank's best economic interest to accommodate the customer.

          Real Estate Loans. The Bank makes and holds real estate loans, including construction loans, both residential and commercial, permanent financing of residential, commercial and agricultural real estate, equity line consumer loans and occasional closed and junior mortgages. These loans constitute approximately 39% of total loan portfolio, 79.8% of these dollars outstanding have a fixed interest rate and 20.2% have a variable rate. The weighted average rate for fixed rate real estate loans having a final maturity over 60 months, is 8.60%. Presently longer term fixed rate residential loans outstanding are slightly higher, as a percentage of total, than might be considered optimal; however, virtually all of these loans originated from the portfolio purchased from Bank South and long-term financing is no longer considered a desirable product of the Bank. The rate impact of these loans will continue to diminish as the bank expands it's overall portfolio and as these loans amortize and/or pay out through other means. Meanwhile they provide a quality source of income and an asset that may be leveraged through borrowing from FHLB should it become advantageous to do so. Current real estate lending is generally provided on a 3 to 5 year balloon basis.

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

          The Bank generally underwrites equity line credits to the same criteria as other residential real estate loans. Due to the nature of these credits as consumer products a loan/value ratio at 90% is often acceptable. Over 99% of equity line credits bear a rate that is variable at some function of prime.

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

          Commercial Loans. Commercial lending is directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership or corporate borrowers, for a variety of business purposes. Currently, commercial loans equal 41.6% of total loans. Of the Bank's commercial loans, 60.6% are adjustable rate loans or mature within one year. Fixed rate loans with maturities of 60 months or less equal 51% of commercial loans and loans with fixed rate maturities of over 60 months equal less than .08% of commercial loans. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

          Agricultural Loans. The Bank makes loans to agricultural producers and to agriculture-related businesses. Virtually all of the production agriculture-related loans are fixed rate, terms are generally 12 months or less for operating lines. Most other loans to agricultural producers are 3 to 5 year fixed rate loans. The Bank expects that it will continue to have a majority of its agricultural loans with fixed rates and maturities of 12 months or less for operating lines and 3 to 5 years for other agricultural loans. Risks associated with such loans include, but are not limited to, inclement weather, general economic downturn, changes in market prices of the underlying commodities produced, fraud, bankruptcy, deteriorated and non-existing collateral and adverse fluctuations in interest.

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

Employees

          At December 31, 1999 the Bank had 26 full-time employees and 5 part-time employees. The Bank had 28 full-time equivalent employees at December 31, 1999. The Company considers its relationship with its employees to be excellent.

Competition

          Ben Hill County has offices of four other commercial banks. The commercial banks include branch offices of Bank of America and SouthTrust, and First State Bank of Ocilla, as well as the locally owned Bank of Fitzgerald.

                           Supervision and Regulation

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

          Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

 .    Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

 .    Acquiring all or substantially all of the assets of any bank; or

 .    Merging or consolidating with any other bank holding company.

     Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Permitted Activities. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

 .  factoring accounts receivable,
 .  acquiring or servicing loans,
 .  leasing personal property,
 . conducting discount securities brokerage activities, . performing selected data processing services, . acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and . performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

     On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

  To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     Support of Subsidiary Institutions. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

     The Bank is a commercial bank charted under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the well-capitalized category.

     Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.
Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

 . The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

 . The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

 . The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

 . The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

 . The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

 . The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

 . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

 .  The Electronic Funds Transfer Act and Regulation E issued by the Federal
   Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consist of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 14.3% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 13.1%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 8.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-- Prompt Corrective Action" below.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 1999, the Bank was able to pay approximately $140,009 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

 .  loans or extensions of credit to affiliates;

 .  investment in affiliates;

 . the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

 . loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

 . any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

                        Selected Statistical Information

  The following statistical information is provided for CBC Holding Company for the years ended December 31, 1999 and 1998. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

                            Statistical Information

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

     The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                                       1999                                       1998
                                                       ---------------------------------     ------------------------------------
                                                                   Interest      Tax                      Interest       Tax
                                                        Average    Income/    Equivalent     Average      Income/     Equivalent
                                                        Balance    Expense       Yield       Balance      Expense       Yield
                                                       --------    --------   ----------     --------    ---------   -----------
                                                                                (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold           $ 2,428      $  121      4.98%         $ 2,294      $  119       5.19%
Investment Securities:
  Taxable investment securities                         12,205         703      5.76%          12,535         772       6.16%
  Tax-exempt investment securities                       2,195          92      6.03%             458          19       5.97%
Loans (including loan fees)                             34,063       3,134      9.20%          32,552       3,063       9.41%
                                                       -------      ------      -----         -------      ------       -----
    Total interest earning assets                       50,891       4,050      7.96%          47,839       3,973       8.30%
                                                                    ------      -----                      ------       -----

Allowance for loan losses                                 (448)                                  (410)
Cash & due from banks                                    2,003                                  1,562
Premises and equipment                                   1,991                                  2,044
Other assets                                             2,851                                  3,153
                                                       -------                                -------
    Total assets                                       $57,288                                $54,188
                                                       =======                                =======

Interest bearing liabilities:
  Deposits:
    Demand deposits                                      9,057         173      1.91%           8,964         177       1.97%
    Savings and Money Market                             7,213         230      3.19%           6,294         202       3.21%
    Time deposits                                       27,074       1,458      5.39%          25,582       1,453       5.68%
  Other borrowings                                         130          12      9.23%             130          12       9.23%
  Total interest bearing liabilities                   -------      ------      -----         -------      ------       -----
                                                        43,474       1,873      4.31%          40,970       1,844       4.50%
                                                                    ------      -----                      ------       -----

Non-interest bearing deposits                            6,864                                  6,201
Other liabilities                                          214                                    313
Stockholders' equity                                     6,736                                  6,704
                                                       -------                                -------
  Total liabilities and stockholders' equity           $57,288                                $54,188
                                                       =======                                =======

Net interest income                                                 $2,177                                $2,129
Net interest spread                                                             3.65%                                   3.80%
                                                                                =====                                   =====
Net interest yield on average earnings assets          $50,891      $2,177      4.28%         $47,839      $2,129       4.45%
                                                       =======      ======      =====         =======      ======       =====

Non-accruing loans are included in the average balances. For December 31, 1999 and 1998, average non-accruing loans were $48 thousand and $2 thousand, respectively.

Loan fees are included in the interest income computation and were $120,418 and $96,551 as of December 31, 1999 and 1998, respectively.

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

                                                                  1998 to 1999               1997 to 1998
                                                               Increase(decrease)         Increase(decrease)
                                                               due to changes in           due to changes in
                                                             ----------------------      -----------------------
                                                                       Yield/                      Yield/
                                                             Volume     Rate    Net      Volume     Rate    Net
                                                             ------     ----   ----      ------    -----   -----
                                                                            (Amounts in Thousands)
Interest earned on:
  Interest earning deposits and fed funds sold                    7       (5)     2          28      (5)      23
  Investment securities:
    Taxable investment securities                               (20)     (49)   (69)       (220)    (19)    (239)
    Tax-exempt investment securities                            104      (31)    73          19       -       19
  Loans                                                         142      (71)    71         397      16      413
                                                               ----    -----   ----       -----    ----    -----
      Total interest income                                     233     (156)    77         224      (8)     216
                                                               ----    -----   ----       -----    ----    -----

Interest paid on:
  Deposits:
    Demand deposits                                              (6)       2     (4)         17     (15)       2
    Savings                                                      40      (12)    28           6      (1)       5
    Time deposits                                               165     (160)     5         (46)    (61)    (107)
    Other borrowings                                              -        -      -          (1)      2        1
                                                               ----    -----   ----       -----    ----    -----
      Total interest expense                                    199     (170)    29         (24)    (75)     (99)
                                                               ----    -----   ----       -----    ----    -----

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

                                                                             Available for Sales
                                                             ---------------------------------------------------
                                                                        1999                     1998
                                                                      --------                 --------
                                                                            (Amounts in Thousands)
U.S. Treasury                                                         $      _                 $    505
U.S. Government Agencies                                                 8,460                    9,311
State, county and municipal                                              2,315                    1,677
Mortgage-Backed Securities                                               2,768                    2,795
                                                                      --------                 --------
   Total                                                              $ 13,543                 $ 14,288
                                                                      ========                 ========


Expected Maturities
                                                                           Available for Sale
                                         ----------------------------------------------------------------------------------------
                                         Within            After One            After Five
                                           One             But Within           But Within              After
                                          Year     Yield   Five Years   Yield   Ten Years    Yield    Ten Years   Yield    Total
                                         ------   ------  -----------   -----   ----------   -----    ---------   -----   -------
                                                                          (Dollars in Thousands)
U.S. Treasury                            $    -       -     $      -       -     $     -        -      $     -       -    $     -
U.S. Government Agencies                      -       -        7,980     5.7%        399      6.0%           -       -      8,379
State, county and municipal                   -       -          719     6.0%      1,677      5.9%           -       -      2,396
Mortgage-Backed Securities                1,211     5.8%         720     5.7%        837      5.8%           -       -      2,768
                                         ------    ----     --------    ----     -------     ----      -------    ----    -------
     Total                               $1,211     5.8%    $  9,419     5.7%    $ 2,913      5.9%     $     -       -    $13,543
                                         ======     ====    ========     ====    =======      ====     =======    ====    =======

The Company had no securities classified as held to maturity or trading as of December 31, 1999 and 1998.

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                                                 1999                     1998
                                                                                 ----                     ----
                                                                                   (Dollars in Thousands)
Commercial                                                             $  14,183        41.6%     $12,742          39.6%
Real Estate-Construction                                                     306         0.9%         989           3.1%
Real Estate-Mortgage                                                      13,166        38.6%      12,738          39.5%
Installment Loans to Individuals                                           6,469        19.0%       5,725          17.8%
                                                                       ---------       ------     -------         -----
  Total Loans                                                             34,124       100.1%      32,194         100.0%
  Less: Allowance for Loan losses                                           (450)                    (430)
                                                                       ---------                  -------
    Total                                                              $  33,674                  $31,764
                                                                       =========                  =======

                                                                                                    Rate Structure
                                                           Maturity                             (Greater Than)One Year
                                                         ------------                           -----------------------
                                                      Over One           Due                      Fixed        Variable
                                         One Year     Through           After                    Interest      Interest
                                         or Less      Five Years      Five Years      Total        Rate          Rate
                                        ---------    ------------    -----------     -------    ---------     ----------
Commercial                               $  7,339      $   4,199       $   2,645     $14,183     $  4,352      $  2,492
Real estate-construction                      306              -               -         306            -             -
                                         --------      ---------       ---------     -------     --------      --------
    Total                                $  7,645      $   4,199       $   2,645     $14,489     $  4,352      $  2,492
                                         ========      =========       =========     =======     ========      ========

IV. Summary of Loan Loss Experience


                                                    1999         1998
                                                    ----         ----
                                                  (Amounts in Thousands)
Allowance for possible loan losses,
 beginning of period                               $   430      $   387
                                                   -------      -------
Charge-offs:
  Commercial                                            18            -
  Real estate - construction                             -            -
  Real estate - mortgage                                 -            -
  Consumer loans                                        50           25
                                                   -------      -------
    Total                                               68           25
                                                   -------      -------


Recoveries:
  Commercial                                             -            -
  Real estate - construction                             -            -
  Real estate - mortgage                                 -            -
  Consumer loans                                        28            8
                                                   -------      -------
    Total                                               28            8
                                                   -------      -------

Net charge-offs                                         40           17
                                                   -------      -------

Additions charged to operations                         60           60
Adjustments                                              -            -
                                                   -------      -------
Allowance for possible loan losses,
 end of period                                         450          430
                                                   -------      -------
Average loans outstanding, net of
 unearned income                                   $34,063      $32,552
                                                   =======      =======
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                                    0.12%        0.05%
                                                   =======      =======


Risk Elements
(Thousands)

                                                    1999         1998
                                                    ----         ----
Loans 90 days past due                                 $ 87        $ 40
Loans on nonaccrual                                       3           -
Other Real Estate                                         -           -
                                                   --------     -------
  Total Nonperforming assets                           $ 90        $ 40
                                                   --------     -------
  Total Nonperforming assets in a
   Percentage of loans                                  0.4%        0.2%
                                                   ========     =======

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 1999:

                                                 Allocated     % of Total
                                                  Amount        Allowance
                                                 ---------     ----------
Commercial                                           188           41.7%
Real Estate - Construction                            -             0.1%
Real Estate - Mortgage                               174           38.7%
Installment Loans to Individuals                      88           19.5%
Unallocated                                           -              -
                                                 ---------     ----------
    Total                                            450         100.00%
                                                 =========     ==========

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

V. Deposits

  The following table summarizes the average balances and average rates for deposit accounts:

                                           1999                1998
                                    -----------------     -----------------
                                    Average   Average     Average   Average
                                    Balance    Rate       Balance    Rate
                                    --------  -------     -------   -------
                                            (Dollars in Thousands)
Non-interest bearing deposits         6,864                 6,201
Interest bearing demand deposits      9,291     1.91%       8,964     1.97%
Savings and money market
 deposits                             7,528     3.19%       6,294     3.21%
Time deposits                        28,488     5.39%      25,582     5.68%
                                    -------    ------     -------    ------
  Total average deposits            $52,171     3.76%     $47,041     3.91%
                                    =======    ======     =======    ======

   As of December 31, 1999 the amount outstanding of time certificates of deposit of $100,000 or more was $8,682 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                                             (Thousands)
   3 months or less                                             $3,826
   over 3 through 6 months                                       2,820
   over 6 through 12 months                                      1,556
   over 12 months                                                  480
                                                                ------
      Total                                                     $8,682
                                                                ======

VI. Selected Financial Data (amounts in thousands, except per share amounts)

   The following represents selected financial data for the years ended December 31, 1999 and 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes incorporated herein by reference.

                                                       1999            1998
                                                     -------         -------
   Interest Income                                     4,050           3,973
   Interest Expense                                    1,873           1,844
   Net Interest Income                                 2,177           2,129
   Provision for Loan Losses                              60              60
   Net Earnings                                          242             264
   Net Earnings Per Share                               0.36            0.40
   Total Average Stockholder's Equity                  6,736           6,704
   Total Average Assets                               57,288          54,188
   Return on average assets                             0.42%           0.49%
   Return on average equity                             3.59%           3.94%
   Dividend payout ratio                                   0%              0%
   Average equity to average asset ratio               11.76%          12.37%


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

  The Company did not issue or sell any unregistered shares of its Common Stock during 1999 and 1998.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 23 through 27, and is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 1 through 22, and are incorporated herein by reference:

  Independent Auditors' Report

  Financial Statements

          Consolidated Balance Sheets dated as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
               1999, 1998, and 1997.
          Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 1999, 1998 and 1997.
          Consolidated Statements of Cash Flows for the years ended December 31,
               1999, 1998 and 1997.
          Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000, under the heading, "Election of Directors" at pages 3 through 4, "Security Ownership of Certain Beneficial Owners and Management," at pages 6 through 9, and are incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

  The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000, under the heading, "Compensation of Executive Officers and Directors," at pages 5 through 6, and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000, under the heading, "Security Ownership of Certain Beneficial Owners and Management," at pages 6 through 9, and are incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 19, 2000, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation of Executive Officers and Directors," at pages 5 through 6, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit Number                Exhibit
     --------------                -------
          3.1             Articles of Incorporation./1/

          3.2             Bylaws./1/

          4.1             Instruments Defining the Rights of Security Holders.
                          See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

         13.1             CBC Holding Company 1999 Annual Report to
                          Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 1999 Annual Report to
                          Shareholders is not deemed to be filed as part of this Report.

         21.1             Subsidiaries of CBC Holding Company/1/

         24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

         27.1             Financial Data Schedule.

(b)  Reports on Form 8-K filed in the fourth quarter of 1999:  None.

/1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CBC HOLDING COMPANY



                                       By:   /s/ George M. Ray
                                           -------------------------
                                             George M. Ray
                                             President and Chief
                                             Executive Officer


                                       Date: March 20, 2000
                                            ------------------------



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


     Signature                           Title                            Date
     ---------                           -----                            ----

/s/ Sidney S. (Buck) Anderson, Jr.    Chairman, Director               March 20, 2000
------------------------------------
Sidney S. (Buck) Anderson, Jr.

/s/ James Thomas Casper, III          Director                         March 20, 2000
------------------------------------
James Thomas Casper, III

/s/ Charles A. Clark, Sr.             Director                         March 20, 2000
------------------------------------
Charles A. Clark, Sr.

/s/ John T. Croley, Jr.               Secretary, Vice Chairman,        March 20, 2000
------------------------------------  Director
John T. Croley, Jr.

/s/ A.B.C. (Chip) Dorminy, III        Director                         March 20, 2000
------------------------------------
A.B.C. (Chip) Dorminy, III
                                      Director
------------------------------------
John S. Dunn

/s/ Lee Phillip Liles                 Director                         March 20, 2000
------------------------------------
Lee Phillip Liles

/s/ Steven L. Mitchell                Director                         March 20, 2000
------------------------------------
Steven L. Mitchell

/s/ James A. Parrott, II              Director                         March 20, 2000
------------------------------------
James A. Parrott, II

/s/ Jack F. Paulk                     Director                         March 20, 2000
------------------------------------
Jack F. Paulk

/s/ George M. Ray                     President and Chief              March 20, 2000
------------------------------------  Executive Officer, Director
George M. Ray                         (Principal Executive, Financial
                                      and Accounting Officer)


/s/ Hulin Reeves, Jr.                 Director                         March 20, 2000
------------------------------------
Hulin Reeves, Jr.

/s/ Robert E. Sherrell                Director                         March 20, 2000
------------------------------------
Robert E. Sherrell



/s/ John Edward Smith, III            Director                         March 20, 2000
------------------------------------
John Edward Smith, III

/s/ Wyndall L. Walters                Director                         March 20, 2000
------------------------------------
Wyndall L. Walters

                                 EXHIBIT INDEX
                                 -------------

                                                          Page Number in
   Exhibit                                                 Sequentially
    Number                Exhibit                          Numbered Copy
    ------                -------                          -------------

     3.1     Articles of Incorporation./1/                     N/A
     3.2     Bylaws./1/                                        N/A
     4.1     Instruments Defining the Rights of Security       N/A
             Holders.  See Articles of Incorporation at
             Exhibit 3.1 hereto and Bylaws at Exhibit 3.2
             hereto.
    13.1 CBC Holding Company 1999 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by
             reference into this Report, the Company's
             1999 Annual Report to Shareholders is not
             deemed to be filed as part of this Report.
    21.1     Subsidiaries of CBC Holding Company/1/            N/A
    24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).
    27.1     Financial Data Schedule.

    /1/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.