Form 10QSB
period 2000-03-31
CBC HOLDING CO
filed 2000-05-15
CIK 1038359

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended            March 31, 2000
                                       --------------------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
      For the transition period from                     to
                                     --------------------
Commission file number       0-22451
                       -------------------

                              CBC HOLDING COMPANY
                    --------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                58-2311557
-------------------------------             -------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

                            102 West Roanoke Drive
                           Fitzgerald, Georgia 31750
                           -------------------------
                    (Address of Principal Executive Offices)

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

Yes        X        No
     ---------------    --------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
664,097 shares outstanding at March 31, 2000
---------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes                  No          X
     --------------       ----------------

                              CBC Holding Company
                                 and Subsidiary

                                     INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald

         Consolidated Balance Sheets (unaudited) - March 31, 2000 and
         December 31, 1999.                                                   2

         Consolidated Statements of Income (unaudited) - For the Three
         Months Ended March 31, 2000 and 1999.                                3

         Consolidated Statements of Cash Flows (unaudited) -
         For the Three Months Ended March 31, 2000 and 1999.                  4

         Notes to Consolidated Financial Statements (unaudited)               5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

PART II: OTHER INFORMATION                                                    10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                      CBC Holding Company and Subsidiary
                          Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                       March 31,    December 31,
                            Assets                                       2000           1999
                                                                      -----------    -----------
 Cash and due from banks                                              $ 1,687,442    $ 2,377,839
 Federal funds sold                                                     1,390,000      5,240,000
                                                                      -----------    -----------
    Total cash and cash equivalents                                     3,077,442      7,617,839
                                                                      -----------    -----------
 Securities available for sale, at fair value                          13,342,884     13,542,975
 Federal Home Loan Bank stock, at cost                                    174,100        174,100
 Loans, net of unearned income                                         36,882,630     34,124,389
 Less- allowance for loan losses                                         (470,275)      (450,349)
                                                                      -----------    -----------
    Loans, net                                                         36,412,355     33,674,040
                                                                      -----------    -----------
 Bank premises and equipment, less accumulated depreciation             2,014,192      1,972,909
 Accrued interest receivable                                              519,166        518,175
 Intangible assets                                                      1,982,303      2,027,185
 Other assets and accrued income                                          456,611        202,222
                                                                      -----------    -----------
       Total Assets                                                   $57,979,053    $59,729,445
                                                                      ===========    ===========
             Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing demand                                       $ 6,515,637    $ 6,982,725
    Interest-bearing demand                                            44,341,375     45,637,578
                                                                      -----------    -----------
       Total deposits                                                  50,857,012     52,620,303
 Other liabilities and accrued expenses                                   247,910        304,661
                                                                      -----------    -----------
       Total liabilities                                               51,104,922     52,924,964
                                                                      -----------    -----------
 Shareholders' Equity
    Common stock, $1 par value, authorized 10,000,000 shares, issued
       and outstanding 664,097 shares                                     664,097        664,097
    Paid-in capital surplus                                             5,976,873      5,976,873
    Retained earnings                                                     607,491        504,306
    Accumulated other comprehensive income                               (374,330)      (340,795)
                                                                      -----------    -----------
       Total shareholders' equity                                       6,874,131      6,804,481
                                                                      -----------    -----------
         Total Liabilities and Shareholders' Equity                   $57,979,053    $59,729,445
                                                                      ===========    ===========


                      CBC Holding Company and Subsidiary
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2000        1999
                                                                 ----------   --------
Interest Income:
   Interest and fees on loans                                    $  833,536   $728,570
   Income on federal funds sold                                      36,226     41,452
   Interest on securities                                           193,846    202,331
                                                                 ----------   --------
      Total interest income                                       1,063,608    972,353
                                                                 ----------   --------
Interest Expense:
   Interest on NOW and money market deposits                         73,467     77,554
   Interest on savings deposits                                      27,329     21,870
   Interest on time deposits                                        366,849    358,401
   Other interest expense                                               691      1,039
                                                                 ----------   --------
      Total interest expense                                        468,336    458,864
                                                                 ----------   --------
   Net interest income before loan losses                           595,272    513,489
   Less - provision for loan losses                                  19,500     15,000
                                                                 ----------   --------
      Net interest income after provision for loan losses           575,772    498,489
                                                                 ----------   --------
Other Operating Income:
   Service charges on deposit accounts                               78,157     75,859
   Other service charges, commissions and fees                       16,385     18,443
   Other income                                                      11,421     11,765
                                                                 ----------   --------
      Total other operating income                                  105,963    106,067
                                                                 ----------   --------
Other Operating Expense:
   Salaries                                                         187,042    177,925
   Employee benefits                                                 47,022     48,180
   Net occupancy expenses                                            40,856     45,334
   Equipment rental and depreciation of equipment                    39,739     35,140
   Amortization                                                      44,882     76,308
   Other expenses                                                   176,152    161,274
                                                                 ----------   --------
      Total other operating expenses                                535,693    544,161
                                                                 ----------   --------
Income Before Income Taxes                                          146,042     60,395
   Income tax provision                                              42,857     21,037
                                                                 ----------   --------
Net Income                                                          103,185     39,358
                                                                 ==========   ========

Income Per Share*                                                $     0.16   $   0.06
                                                                 ==========   ========

* Net Income/weighted average outstanding shares of 664,097

                      CBC Holding Company and Subsidiary
                       Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2000           1999
                                                                 ----------     -----------
Cash Flows from Operating Activities:
   Net income                                                    $  103,185     $   39,358
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                      19,500         15,000
      Depreciation                                                   38,754         30,309
      Amortization of intangible assets                              44,882         76,308
      Changes in accrued income and other assets                   (255,389)       138,687
      Changes in accrued expenses and other liabilities             (56,742)       (50,630)
                                                                -----------    -----------
         Net cash provided by (used in) operating activities       (105,810)       249,032
                                                                -----------    -----------

Cash Flows from Investing Activities:
   Net change in loans made to customers                         (2,757,815)      (682,954)
   Purchase of securities available for sale                              -     (1,897,188)
   Proceeds from sales and maturities of available for
      sale securities                                               166,556      1,106,219
   Purchases of property and equipment                              (80,037)        (8,182)
                                                                -----------    -----------
         Net cash used in investing activities                   (2,671,296)    (1,482,105)
                                                                -----------    -----------

Cash Flows from Financing Activities:
   Net change in demand and savings account                        (467,088)    (1,592,508)
   Net change in other time deposits                             (1,296,203)       453,087
                                                                -----------    -----------
         Net cash used in financing activities                   (1,763,291)    (1,139,421)
                                                                -----------    -----------

Net Decrease in Cash and Cash Equivalents                        (4,540,397)    (2,372,494)
Cash and Cash Equivalents, Beginning of Year                      7,617,839      6,880,708
                                                                -----------    -----------
Cash and Cash Equivalents, End of Year                          $ 3,077,442    $ 4,508,214
                                                                ===========    ===========
Supplement cash flow information:
Cash paid for interest                                          $   498,833    $   469,766
                                                                ===========    ===========
Cash paid for income taxes                                      $     5,336    $     2,983
                                                                ===========    ===========


                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2)  New and Pending Pronouncements

    During 1999, the Company adopted FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

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

(3)  Other Comprehensive Income

    During the three months ended March 31, 2000, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1999 follows:

  Accumulated other comprehensive income at December 31, 1999        $(340,795)

  Other comprehensive income, net of tax:
     Change in unrealized gain (loss)
        on securities available for sale, net
        of deferred income tax benefit of $192,837                     (33,535)
     Less: Reclassification adjustment for (gains) losses
           realized in net income                                            -
                                                                     ---------
                                                                       (33,535)
                                                                     ---------
  Accumulated other comprehensive income at March 31, 2000           $(374,330)
                                                                     =========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(4)   Supplemental Financial Data

    Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2000 and 1999 are:

                                                 Three Months Ended
                                                      March 31,
                                               2000                1999
                                             -------             -------
  Supplies                                   $16,701             $14,586
  NCR Processing                             $23,049             $20,468
  Advertising                                $12,010             $10,315

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            March 31, 2000 and 1999
--------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

  CBC Holding Company (the "Company") reported total assets of $57,979,053 as of March 31, 2000, compared to $59,729,445 at December 31, 1999. The most significant change in the composition of assets was a decrease in cash and cash equivalents from $7,617,839 to $3,077,442. Of this decrease, $2,758,241 was used to fund the increase in loans from $34,124,389 at December 31, 1999 to $36,882,630 at March 31, 2000.

Liquidity
---------

  The liquidity ratio for the Bank was 28.07% at March 31, 2000, compared to 36.5% at December 31, 1999. The Bank's liquid assets as a percentage of total deposits were 6.1% at March 31, 2000, compared to 14.5% at December 31, 1999. The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2000. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------

  The capital of the Company totaled $6,874,131 as of March 31, 2000. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.16% at March 31, 2000, compared to 8.7% at December 31, 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2000, the Bank had a risk-weighted total capital ratio of 13.8% compared to 14.3% at December 31, 1999, and a Tier I risk-weighted capital ratio of 12.6%, compared to 13.1% at December 31, 1999. The decrease is primarily caused by the continued growth in the loans.

Asset Quality
-------------

  Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $110,827, an increase of $21,191 from December 31, 1999. There were no related party loans which were considered nonperforming at March 31, 2000. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            March 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                       March 31,   December 31,
                                                          2000        1999
                                                       ---------   ------------
   Loans on nonaccrual                                  $ 11,300     $ 3,100
   Loans greater than 90 days past due                    99,527      86,536
   Other real estate owned                                     -           -
   Other repossessed collateral                                -           -
                                                        --------     -------

      Total nonperforming assets                        $110,827     $89,636
                                                        ========     =======

   Total nonperforming assets as a percentage
   of total loans (gross) and other real estate             0.30%       0.30%
                                                        --------     -------


  The allowance for loan losses totaled $470,275 at March 31, 2000, an increase of $19,926 from December 31, 1999. The allowance for loan losses represented 1.3% of total loans at March 31, 2000 and December 31, 1999, respectively. An analysis of the allowance for loan losses since December 31, 1999 follows:

      Allowance for loan losses at December 31, 1999     $450,349

      Charge-offs:
         Commercial                                         2,104
         Real Estate                                            -
         Installment                                        2,942
                                                         --------

            Total                                           5,046
                                                         --------
      Recoveries:
         Commercial                                         1,020
         Real Estate                                            -
         Installment                                        4,452
                                                         --------

            Total                                           5,472
                                                         --------

      Provision charged to income                          19,500
                                                         --------

      Allowance for loan losses at March 31, 2000        $470,275
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

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            March 31, 2000 and 1999
--------------------------------------------------------------------------------

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

Investment Securities
---------------------

  At March 31, 2000, the Bank had $13,342,884 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $374,330 on March 31, 2000. During the period ended March 31, 2000, the maturities and calls of investment securities totaled $166,556, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

  Net interest income for the first three months of 2000 was $595,272, an increase of $81,783 (16%) compared to the same period for 1999. Interest income for the first three months of 2000 was $1,063,608, representing an increase of $91,255 (9%) over the same period in 1999. The increase in interest income was primarily due to an increase in loans balances. Interest expense for the first three months of 2000 increased $9,472 (2.1%) compared to the same period in 1999. The increase in interest expense is primarily due to an increase in average interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses for the first three months of 2000 and 1999 were $19,500 and $15,000, respectively.

  Other operating income for the first three months of 2000 was $105,963, compared to $106,067 in 1999.

  Other operating expenses for the first three months of 2000 were $535,693, a decrease of $8,468 (1.6%) compared to the same period for 1999. The change is primarily due to a decrease in amortization expense of $31,426 and an increase in employee salaries and benefits of $9,117.

                           Community Banking Company
                                and Subsidiary
--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------

Item 1. Legal Proceedings
  There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
  (a)  Not Applicable
  (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
  Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
  There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.
Item 5. Other Information
  None
Item 6. Exhibits and Reports on Form 8-K.
 A.  Exhibits - 27.1 Financial Data Schedule
 B. There have been no reports filed on form 8-K for the three months ended March 31, 2000.

SIGNATURES
----------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY


/s/ George Ray
--------------------------------------
George Ray
President/Chief Executive Officer


Date:  May 3, 2000