Form 10QSB
period 2000-06-30
CBC HOLDING CO
filed 2000-08-14
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended    June 30, 2000
                                        --------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from ______________ to _________________

Commission file number     0-22451
                       -------------

                             CBC  HOLDING COMPANY
                           ------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                                58-2311557
-------------------------------                              -------------------
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

Yes   X     No
     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
697,263 shares outstanding at June 30, 2000
--------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

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

         Consolidated Balance Sheets (unaudited) - June 30, 2000 and
         December 31, 1999.                                                         2

         Consolidated Statements of Income (unaudited) - For the Six Months
         Ended June 30, 2000 and 1999 and For the Three Months Ended June 30,
         2000 and 1999.                                                             3

         Consolidated Statements of Cash Flows (unaudited) - For the Six Months
         Ended June 30, 2000 and 1999.                                              4

         Notes to Consolidated Financial Statements (unaudited)                     5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      7

PART II: OTHER INFORMATION                                                         10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                      CBC Holding Company and Subsidiary
                          Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)


                                                                            June 30,       December 31,
                                 Assets                                       2000             1999
                                                                          -----------      -----------
 Cash and due from banks                                                  $ 2,174,178      $ 2,377,839
 Federal funds sold                                                            20,000        5,240,000
                                                                          -----------      -----------
     Total cash and cash equivalents                                        2,194,178        7,617,839
                                                                          -----------      -----------
 Securities available for sale, at fair value                              13,189,213       13,542,975
 Federal Home Loan Bank stock, at cost                                        174,100          174,100
 Loans, net of unearned income                                             40,427,455       34,124,389
 Less-allowance for loan losses                                              (501,386)        (450,349)
                                                                          -----------      -----------
     Loans, net                                                            39,926,069       33,674,040
                                                                          -----------      -----------
 Bank premises and equipment, less accumulated depreciation                 2,147,223        1,972,909
 Accrued interest receivable                                                  624,732          518,175
 Intangible assets, net of amortization                                     1,937,420        2,027,185
 Other assets and accrued income                                              228,343          202,222
                                                                          -----------      -----------
     Total Assets                                                         $60,421,278      $59,729,445
                                                                          ===========      ===========
                     Liabilities and Shareholders' Equity
 Deposits:
   Non-interest bearing                                                   $ 6,425,827      $ 6,982,725
   Interest-bearing                                                        45,227,730       45,637,578
                                                                          -----------      -----------
     Total deposits                                                        51,653,557       52,620,303
 Other liabilities and accrued expenses                                       261,147          304,661
 Other borrowed funds                                                       1,500,000                -
                                                                          -----------      -----------
     Total liabilities                                                     53,414,704       52,924,964
                                                                          -----------      -----------
 Shareholders' Equity
   Common stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 697,263 and 664,097 shares at June 30, 2000 and
     1999, respectively                                                       697,263          664,097
   Paid-in capital surplus                                                  6,383,156        5,976,873
   Retained earnings                                                          279,422          504,306
   Accumulated other comprehensive income                                    (353,267)        (340,795)
                                                                          -----------      -----------
     Total shareholders' equity                                             7,006,574        6,804,481
                                                                          -----------      -----------
       Total Liabilities and Shareholders' Equity                         $60,421,278      $59,729,445
                                                                          ===========      ===========

                      CBC Holding Company and Subsidiary
                       Consolidated Statements of Income
       For the Three Months and Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                             June 30,                     June 30,
                                                                        2000        1999             2000         1999
                                                                     ----------   --------        ----------   ----------
Interest Income:
 Interest and fees on loans                                          $  913,184   $766,630        $1,746,720   $1,495,200
 Income on federal funds sold                                            18,237     21,345            54,463       62,797
 Interest on securities                                                 191,321    201,721           385,167      404,052
                                                                     ----------   --------        ----------   ----------
   Total interest income                                              1,122,742    989,696         2,186,350    1,962,049
                                                                     ----------   --------        ----------   ----------
Interest Expense:
 Interest on NOW and money market deposits                               73,757     75,294           147,224      152,848
 Interest on savings deposits                                            26,985     23,909            54,315       45,779
 Interest on time deposits                                              407,758    361,656           774,608      720,057
 Other interest expense                                                   3,642      5,131             4,332        6,170
                                                                     ----------   --------        ----------   ----------
   Total interest expense                                               512,142    465,990           980,479      924,854
                                                                     ----------   --------        ----------   ----------
 Net interest income before loan losses                                 610,600    523,706         1,205,871    1,037,195
 Less - provision for loan losses                                        19,500     15,000            39,000       30,000
                                                                     ----------   --------        ----------   ----------
   Net interest income after provision for loan losses                  591,100    508,706         1,166,871    1,007,195
                                                                     ----------   --------        ----------   ----------
Other Operating Income:
 Service charges on deposit accounts                                     86,719     72,862           164,876      148,721
 Other service charges, commissions and fees                             14,596     15,316            30,981       33,759
 Other income                                                            10,134      6,009            21,555       17,774
                                                                     ----------   --------        ----------   ----------
   Total other operating income                                         111,449     94,187           217,412      200,254
                                                                     ----------   --------        ----------   ----------
Other Operating Expense:
 Salaries                                                               189,838    186,817           376,880      364,742
 Employee benefits                                                       45,381     45,440            92,403       93,620
 Net occupancy expenses                                                  48,583     43,174            89,439       88,508
 Equipment rental and depreciation of equipment                          48,044     45,904            87,783       81,044
 Amortization                                                            44,883     61,724            89,765      138,032
 Other expenses                                                         168,741    161,104           344,893      322,378
                                                                     ----------   --------        ----------   ----------
   Total other operating expenses                                       545,470    544,163         1,081,163    1,088,324
                                                                     ----------   --------        ----------   ----------
Income Before Income Taxes                                              157,079     58,730           303,120      119,125
 Income tax provision                                                    45,183     14,382            88,040       35,419
                                                                     ----------   --------        ----------   ----------
Net Income                                                           $  111,896   $ 44,348        $  215,080   $   83,706
                                                                     ==========   ========        ==========   ==========

Income Per Share*                                                    $     0.17   $   0.07        $     0.32   $     0.13
                                                                     ==========   ========        ==========   ==========

* Net Income / weighted average outstanding shares of 672,526 and 664,097 at June 30, 2000 and 1999 respectively

                      CBC Holding Company and Subsidiary
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                       2000          1999
                                                                                   -----------   -----------
Cash Flows from Operating Activities:
 Net income                                                                        $   215,080   $    85,706
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            39,000        30,000
   Depreciation                                                                         85,739        60,618
   Amortization of intangible assets                                                    89,765       152,617
   Changes in accrued income and other assets                                         (132,682)       27,149
   Changes in accrued expenses and other liabilities                                   (43,510)     (186,130)
                                                                                   -----------   -----------
     Net cash provided by operating activities                                         253,392       169,960
                                                                                   -----------   -----------
Cash Flows from Investing Activities:
 Net change in loans made to customers                                              (6,291,029)   (2,308,036)
 Purchase of securities available for sale                                             341,290    (3,929,804)
 Proceeds from sales,calls and maturities of available for sale securities                   -     3,668,417
 Purchases of property and equipment                                                  (260,053)      (19,515)
                                                                                   -----------   -----------
     Net cash used in investing activities                                          (6,209,792)   (2,588,938)
                                                                                   -----------   -----------
Cash Flows from Financing Activities:
 Net change in non-interest bearing deposits                                          (556,898)   (2,716,246)
 Net change in interest bearing deposits                                              (409,848)      536,346
 Cash dividends paid                                                                      (515)            -
 Proceeds from short-term borrowings                                                 1,500,000             -
                                                                                   -----------   -----------
     Net cash provided by (used in) financing activities                               532,739    (2,179,900)
                                                                                   -----------   -----------
Net Decrease in  Cash and Cash Equivalents                                          (5,423,661)   (4,598,878)
Cash and Cash Equivalents, Beginning of Year                                         7,617,839     6,880,708
                                                                                   -----------   -----------
Cash and Cash Equivalents, End of Year                                             $ 2,194,178   $ 2,281,830
                                                                                   ===========   ===========

Supplemental cash flow information:
Cash paid for interest                                                             $ 1,011,641   $   960,461
                                                                                   ===========   ===========

Cash paid for income taxes                                                         $    53,983   $    46,836
                                                                                   ===========   ===========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

(3) Other Comprehensive Income

    During the six months ended June 30, 2000, the Company had unrealized holding losses on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1999 follows:

  Accumulated other comprehensive income at December 31, 1999      $(340,795)

  Other comprehensive income, net of tax:
    Change in unrealized gain (loss)
      on securities available for sale, net
      of deferred income tax benefit of $181,986                     (12,472)
  Less: Reclassification adjustment for (gains) losses
        realized in net income                                             -
                                                                   ---------
                                                                     (12,472)
                                                                   ---------

  Accumulated other comprehensive income at June 30, 2000          $(353,267)
                                                                   =========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(3) Supplemental Financial Data

  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2000 and 1999 are:


                    Three Months Ended      Six Months Ended
                           June 30,            June 30,
                       2000      1999      2000         1999
                     -------   -------   -------      -------
Supplies             $11,001   $ 8,553   $27,702      $23,119
NCR processing         9,461    21,494    32,509       41,962
Advertising           11,417    11,642    23,427       21,957
Courier service          857     8,837    11,357       17,825

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Periods Ended
                            June 30, 2000 and 1999


Interim Financial Condition
---------------------------

  CBC Holding Company (the "Company") reported total assets of $60,421,278 as of June 30, 2000, compared to $59,729,445 at December 31, 1999. The most significant change in the composition of assets was growth in net loans by $6,252,029, an increase of 18.6% since December 31, 1999. This loan growth was primarily funded by cash and cash equivalents, which decreased from $7,617,839 at December 31, 1999 to $2,194,178 at June 30, 2000.

Liquidity
---------

  The liquidity ratio for the Bank was 24.8% at June 30, 2000, compared to 36.5% at December 31, 1999. The Bank's liquid assets as a percentage of total deposits were 4.2% at June 30, 2000, compared to 14.5% at December 31, 1999. The Bank has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $4,300,000 is available at June 30, 2000. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------

  The capital of the Company totaled $7,006,574 as of June 30, 2000. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.3% at June 30, 2000, compared to 8.7% at December 31, 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2000, the Bank had a risk-weighted total capital ratio of 13.4%, compared to 14.3% at December 31, 1999, and a Tier I risk-weighted capital ratio of 12.3%, compared to 13.1% at December 31, 1999.

Asset Quality
-------------

  Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $5,346, a decrease of $83,136 from December 31, 1999. There were no related party loans that were considered nonperforming at June 30, 2000. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Period Ended
                            June 30, 2000 and 1999

                                                   June 30,     December 31,
                                                     2000           1999
                                                    -----         ------
 Loans on nonaccrual                                1,946          3,100
 Loans over 90 days past-due & accruing             3,400         86,536
 Other repossessed collateral                           -              -
                                                    -----         ------

   Total nonperforming assets                       5,346         89,636
                                                    =====         ======

 Total nonperforming assets as a percentage
 of total loans (gross) and other real estate        0.01%          0.30%
                                                    -----         ------

  The allowance for loan losses totaled $501,386 at June 30, 2000, an increase of $51,037 from December 31, 1999. The allowance for loan losses represented 1.2% and 1.3% of total loans at June 30, 2000 and December 31, 1999, respectively. An analysis of the allowance for loan losses since December 31, 1999 follows:

  Allowance for loan losses at December 31, 1999         $450,349

  Charge-offs:
    Commercial                                              2,155
    Real Estate                                                 -
    Installment                                            18,729
                                                         --------

      Total                                                20,884
                                                         --------

  Recoveries:
    Commercial                                              1,020
    Real Estate                                                 -
    Installment                                            31,901
                                                         --------

      Total                                                32,921
                                                         --------

  Provision charged to income                              39,000
                                                         --------

  Allowance for loan losses at June 30, 2000             $501,386
                                                         ========

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Six Months in the Periods Ended
                            June 30, 2000 and 1999

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

Investment Securities
---------------------

  At June 30, 2000, the Bank had $13,189,213 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $353,267 on June 30, 2000. During the period ended June 30, 2000, the maturities and calls of investment securities totaled $341,290, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

  Net interest income for the first six months of 2000 was $1,166,871, an increase of $159,676 (15.8%) compared to the same period for 1999. Interest income for the first six months of 2000 was $2,186,350, representing an increase of $224,301 (11.4%) over the same period in 1999. The increase in interest income was primarily due to an increase in interest on loans. Interest expense for the first six months of 2000 increased $55,625 (6.0%) compared to the same period in 1999. The increase in interest expense is primarily due an increase in average rates on interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses were $39,000 and $30,000 for the first six months of 2000 and 1999.

  Other operating income for the first six months of 2000 was $217,412, an increase of $17,158 (8.6%) compared to the same period in 1999. This is primarily attributable to an increase in service charges on deposit accounts of $16,155 (10.9%) due to an increase in the number of accounts and deposit activity.

  Other operating expenses for the first six months of 2000 were $1,081,163, a decrease of $7,161 (.10%) compared to the same period for 1999. The decrease is primarily attributable to a decrease in amortization of organizational expenses of $48,267 and an increase in other expenses and salaries of $34,653.

                              CBC Holding Company
                                and Subsidiary

PART II: OTHER INFORMATION:
---------------------------
Item 1. Legal Proceedings
  There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
  (a)  Not Applicable
  (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
  Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
  There were no matters submitted to security holders for a vote during the six months ended June 30, 2000.
Item 5. Other Information
  None
Item 6. Exhibits and Reports on Form 8-K.
 A.  Exhibits - 27.1 Financial Data Schedule
 B. There have been no reports filed on form 8-K for the six months ended June 30, 2000.

SIGNATURES
----------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY



/s/ George Ray
--------------------------------------
George Ray
President / Chief Executive Officer


Date:  August 11, 2000