Form 10QSB
period 2000-09-30
CBC HOLDING CO
filed 2000-11-13
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000
                                            ------------------

[_] Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from __________________ to

Commission file number 0-22451
                       -------

                              CBC HOLDING COMPANY
                              -------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                                58-2311557
           -------                                                ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                 102 West Roanoke Drive, Fitzgerald, GA 31750
                 --------------------------------------------
                   (Address of Principal Executive Offices)

                                (229) 423-4321
                                --------------
               (Issuer's Telephone Number, Including Area Code)

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

Yes   X        No _____
    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
697,263 shares outstanding at September 30, 2000
------------------------------------------------

Transitional Small Business Disclosure Format (check one):

 Yes   X       No _____
     -----

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

           Consolidated Balance Sheets (unaudited) - September 30, 2000 and
           December 31, 1999.                                                                     2

           Consolidated Statements of Income (unaudited) - For the Nine Months
           Ended September 30, 2000 and 1999 and For the Three Months Ended September, 30
           2000 and 1999.                                                                         3

           Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
           Ended September 30, 2000 and 1999.                                                     4

           Notes to Consolidated Financial Statements (unaudited)                                 5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                  7

PART II:   OTHER INFORMATION                                                                     10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                      CBC Holding Company and Subsidiary
                          Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                           September 30,    December 31,
                                      Assets                                   2000            1999
                                                                           ------------    ------------
Cash and due from banks                                                    $  2,001,631    $  2,377,839
Federal funds sold                                                              280,000       5,240,000
                                                                           ------------    ------------
   Total cash and cash equivalents                                            2,281,631       7,617,839
                                                                           ------------    ------------
Securities available for sale, at fair value                                 13,197,204      13,542,975
Federal Home Loan Bank stock, at cost                                           225,000         174,100

Loans, net of unearned income                                                42,435,875      34,124,389
Less - allowance for loan losses                                               (495,308)       (450,349)
                                                                           ------------    ------------
   Loans, net                                                                41,940,567      33,674,040
                                                                           ------------    ------------
Bank premises and equipment, less accumulated depreciation                    2,110,758       1,972,909
Accrued interest receivable                                                     768,799         518,175
Intangible assets, net of amortization                                        1,892,538       2,027,185
Other assets and accrued income                                                 117,777         202,222
                                                                           ------------    ------------
   Total Assets                                                            $ 62,534,274    $ 59,729,445
                                                                           ============    ============

                     Liabilities and Shareholders' Equity

Deposits:
  Non-interest bearing                                                     $  6,334,951    $  6,982,725
  Interest-bearing                                                           46,627,279      45,637,578
                                                                           ------------    ------------
   Total deposits                                                            52,962,230      52,620,303

Other liabilities and accrued expenses                                          303,127         304,661
Other borrowed funds                                                          2,000,000              --
                                                                           ------------    ------------
   Total liabilities                                                         55,265,357      52,924,964
                                                                           ------------    ------------
Shareholders' Equity
  Commom stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 697,263 and 664,097 shares at September 30, 2000
   and 1999, respectively                                                       697,263         664,097
  Paid-in capital surplus                                                     6,383,156       5,976,873
  Retained earnings                                                             420,959         504,306
  Accumulated other comprehensive income                                       (232,461)       (340,795)
                                                                           ------------    ------------
   Total shareholders' equity                                                 7,268,917       6,804,481
                                                                           ------------    ------------
     Total Liabilities and Shareholders' Equity                            $ 62,534,274    $ 59,729,445
                                                                           ============    ============

                      CBC Holding Company and Subsidiary
                       Consolidated Statements of Income
             For the Nine Months Ended September 30, 2000 and 1999

--------------------------------------------------------------------------------

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                        September 30,
                                                                  2000         1999                    2000          1999
                                                               ----------   ----------              ----------    ----------
Interest Income:
   Interest and fees on loans                                  $1,022,535   $  815,664              $2,769,255    $2,310,864
   Income on federal funds sold                                    10,032        8,567                  64,495        71,364
   Interest on securities                                         190,572      196,084                 575,739       600,136
                                                               ----------   ----------             -----------   -----------
      Total interest income                                     1,223,139    1,020,315               3,409,489     2,982,364
                                                               ----------   ----------             -----------   -----------
Interest Expense:
   Interest on NOW and money market deposits                       74,413       73,846                 221,637       226,694
   Interest on savings deposits                                    27,060       26,122                  81,375        71,901
   Interest on time deposits                                      441,968      358,426               1,216,576     1,078,483
   Other interest expense                                          45,636        5,012                  49,968        11,182
                                                               ----------   ----------             -----------   -----------
      Total interest expense                                      589,077      463,406               1,569,556     1,388,260
                                                               ----------   ----------             -----------   -----------
   Net interest income before loan losses                         634,062      556,909               1,839,933     1,594,104
   Less - provision for loan losses                                19,500       15,000                  58,500        45,000
                                                               ----------   ----------             -----------   -----------
      Net interest income after provision for loan losses         614,562      541,909               1,781,433     1,549,104
                                                               ----------   ----------             -----------   -----------

Other Operating Income:
   Service charges on deposit accounts                             90,285       72,346                 255,161       221,067
   Other service charges, commissions and fees                      9,755       12,250                  40,736        46,009
   Other income                                                    11,901        8,625                  33,456        26,399
                                                               ----------   ----------             -----------   -----------
      Total other operating income                                111,941       93,221                 329,353       293,475
                                                               ----------   ----------             -----------   -----------

Other Operating Expense:
   Salaries                                                       192,193      187,257                 569,073       551,999
   Employee benefits                                               46,871       45,259                 139,274       138,879
   Net occupancy expenses                                          44,426       45,290                 133,865       133,798
   Equipment rental and depreciation of equipment                  52,483       38,740                 140,266       119,784
   Amortization                                                    44,882       69,016                 134,647       207,048
   Other expenses                                                 106,049      149,918                 488,086       472,296
                                                               ----------   ----------             -----------   -----------
      Total other operating expenses                              486,904      535,480               1,605,211     1,623,804
                                                               ----------   ----------             -----------   -----------
Income Before Income Taxes                                        239,599       99,650                 505,575       218,775
   Income tax provision                                            73,498       27,549                 148,958        62,968
                                                               ----------   ----------             -----------   -----------

Net Income                                                     $  166,101   $   72,101             $   356,617    $  155,807
                                                               ==========   ==========             ===========   ===========
Income Per Share*                                              $     0.24   $     0.11             $      0.53    $     0.23
                                                               ==========   ==========             ===========   ===========

 * Net Income / weighted average outstanding shares of 678,138 and 664,097 at September 30, 2000 and 1999, respectively.

                      CBC Holding Company and Subsidiary
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
================================================================================

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               2000          1999
                                                                           -----------    -----------
Cash Flows from Operating Activities:
 Net income                                                                $   356,617    $   155,807
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                     58,500         45,000
  Depreciation                                                                 137,356        112,806
  Amortization of intangible assets                                            134,647        207,048
  Changes in accrued income and other assets                                  (166,177)      (149,219)
  Changes in accrued expenses and other liabilities                             (1,536)       (69,715)
                                                                           -----------    -----------
   Net cash provided by operating activities                                   519,407        301,727
                                                                           -----------    -----------

Cash Flows from Investing Activities:
 Net change in loans made to customers                                      (8,325,027)    (3,821,105)
 Purchase of securities available for sale                                     (50,900)    (3,929,804)
 Proceeds from sales, calls and maturities of available for sale securities    454,105      3,944,070
 Purchases of property and equipment                                          (275,205)       (20,259)
                                                                           -----------    -----------
   Net cash used in investing activities                                    (8,197,027)    (3,827,098)
                                                                           -----------    -----------

Cash Flows from Financing Activities:
 Net change in non-interest bearing deposits                                  (669,977)      (269,045)
 Net change in interest bearing deposits                                     1,011,904      1,418,501
 Dividends paid                                                                   (515)            --
 Proceeds from short-term borrowings and federal funds purchased             2,000,000       (111,500)
                                                                           -----------    -----------
   Net cash provided by financing activities                                 2,341,412      1,037,956
                                                                           -----------    -----------

Net Decrease in Cash and Cash Equivalents                                   (5,336,208)    (2,487,415)
Cash and Cash Equivalents, Beginning of Year                                 7,617,839      6,880,708
                                                                           -----------    -----------
Cash and Cash Equivalents, End of Year                                     $ 2,281,631    $ 4,393,293
                                                                           ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                                     $ 1,580,621    $ 1,421,602
                                                                           ===========    ===========

Cash paid for income taxes                                                 $    79,483    $    56,695
                                                                           ===========    ===========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

================================================================================

(1)  Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

(3)  Other Comprehensive Income

          During the nine months ended September 30, 2000, the Company had unrealized holding losses on investment securities, which were, reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1999 follows:

               Accumulated other comprehensive income at December 31, 1999           $    (340,795)



               Other comprehensive income, net of tax:
                 Change in unrealized gain (loss)
                    on securities available for sale, net
                    of deferred income tax benefit of $119,752                             108,334
                 Less: Reclassification adjustment for (gains) losses
                       realized in net income                                                    -
                                                                                     -------------
                                                                                           108,334
                                                                                     -------------

               Accumulated other comprehensive income at September 30, 2000          $    (232,461)
                                                                                     =============

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

================================================================================

(4)  Supplemental Financial Data

  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2000 and 1999 are:

                                   Three Months Ended            Nine Months Ending
                                      September 30,                 September 30,
                                   2000           1999           2000           1999
                                ----------     ----------     ----------     ----------
          Supplies              $   14,660     $    7,119     $    42,36     $   30,238
          NCR processing               --          22,752         32,509         64,714
          Advertising               9,106          10,517         32,533         32,474

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 2000 and 1999

================================================================================

Interim Financial Condition
---------------------------

     CBC Holding Company (the "Company") reported total assets of $62,534,274 as of September 30, 2000, compared to $59,729,445 at December 31, 1999. The most significant change in the composition of assets was growth in net loans of $8,266,527, an increase of 24.5% since December 31, 1999. This loan growth was primarily funded by cash and cash equivalents, which decreased from $7,617,839 at December 31, 1999 to $2,281,631 at September 30, 2000.

Liquidity
---------

     The liquidity ratio for the Bank was 23.9% at September 30, 2000, compared to 36.5% at December 31, 1999. The Bank's liquid assets as a percentage of total deposits were 4.3% at September 30, 2000, compared to 14.5% at December 31, 1999 The Company has approximately $2,500,000 in available federal fund lines of credit with correspondent banks. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $3,800,000 was available at September 30, 2000. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to ensure adequate liquidity exists at all times.

Capital
-------

     The capital of the Company totaled $7,268,917 as of September 30, 2000. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.3% at September 30, 2000, compared to 8.7% at December 31, 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2000, the Bank had a risk-weighted total capital ratio of 13.3%, compared to 14.3% at December 31, 1999, and a Tier I risk-weighted capital ratio of 12.2%, compared to 13.1% at December 31, 1999.

Asset Quality
-------------

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, totaled $37,013, a decrease of $52,623 from December 31, 1999. There were no related party loans that were considered nonperforming at September 30, 2000. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 2000 and 1999

================================================================================

                                                             September 30,      December 31,
                                                                  2000              1999
                                                             --------------    --------------
           Loans on nonaccrual                               $       19,425    $        3,100
           Loans over 90 days past-due & accruing                    17,588            86,536
                                                             --------------    --------------
              Total nonperforming assets                     $       37,013    $       89,636
                                                             --------------    --------------
           Total nonperforming assets as a percentage
           of total loans (gross) and other real estate                0.09%             0.30%
                                                             --------------    --------------

  The allowance for loan losses totaled $495,308 at September 30, 2000, an increase of $44,959 from December 31, 1999. The allowance for loan losses represented 1.2% and 1.3% of total loans at September 30, 2000 and December 31, 1999, respectively. An analysis of the allowance for loan losses since December 31, 1999 follows:

     Allowance for loan losses at December 31, 1999                   $      450,349

     Charge-offs:
       Commercial                                                             23,171
       Real Estate                                                                --
       Installment                                                            25,379
                                                                      --------------
         Total                                                                48,550
                                                                      --------------
     Recoveries:
       Commercial                                                              1,020
       Real Estate                                                                --
       Installment                                                            33,989
                                                                      --------------
         Total                                                                35,009
                                                                      --------------
     Provision charged to income                                              58,500
                                                                      --------------
     Allowance for loan losses at September 30, 2000                  $      495,308
                                                                      ==============

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

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Nine Months in the Periods Ended
                          September 30, 2000 and 1999

================================================================================

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

Investment Securities
---------------------

     At September 30, 2000, the Bank had $13,197,204 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $232,461 on September 30, 2000. During the period ended September 30, 2000, the maturities and calls of investment securities totaled $454,105, resulting in neither a gain or loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

     Net interest income for the first nine months of 2000 was $1,781,433, an increase of $232,329 (15.0%) compared to the same period for 1999. Interest income for the first nine months of 2000 was $3,409,489, representing an increase of $427,125 (14.3%) over the same period in 1999. The increase in interest income was primarily due to an increase in interest on loans. Interest expense for the first nine months of 2000 increased $181,296 (13.1%) compared to the same period in 1999. The increase in interest expense is primarily due to an increase in average rates on interest bearing deposits.

     Amounts charged to expense related to the allowance for loan losses were $58,500 and $45,000 for the first nine months of 2000 and 1999, respectively.

     Other operating income for the first nine months of 2000 was $329,353, an increase of $35,878 (12.2%) compared to the same period in 1999. This is primarily attributable to an increase in service charges on deposit accounts of $34,094 (15.4%) is due to an increase in the number of accounts and deposit activity.

     Other operating expenses for the first nine months of 2000 were $1,605,211, a decrease of $18,593 (1.1%) compared to the same period for 1999. The decrease is primarily attributable to a decrease in amortization of organizational expenses of $72,401.

                              CBC Holding Company
                                and Subsidiary

================================================================================

PART II:  OTHER INFORMATION:
----------------------------

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to security holders for a vote during the nine months ended September 30, 2000.

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K.
  A. Exhibits - 27.1 Financial Data Schedule
  B. here have been no reports filed on form 8-K for the nine months ended September 30, 2000.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY
-------------------


/s/ George Ray
-------------------------------------
George Ray
President / Chief Executive Officer

Date:  October 17, 2000