Form 10KSB40
period 2000-12-31
CBC HOLDING CO
filed 2001-04-02
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended December 31, 2000
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number    0-22451
                            -----------------------------------

                              CBC HOLDING COMPANY
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Georgia                                               58-2311557
-----------------------------------                          -------------------
 (State or Other Jurisdiction of                               (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

102 West Roanoke Drive, Fitzgerald, Georgia                          31750
-------------------------------------------                       ----------
 (Address of Principal Executive Offices)                         (Zip Code)

                                (912) 423-4321
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par
                                                             -----------------
Value $1.00 Per Share
---------------------

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

State issuer's revenues for its most recent fiscal year:  $ 5,095,306
                                                          ------------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $6,243,831
                                                                      ----------
as of March 15, 2001
--------------------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 697,263 as of March 15, 2000
                                           ----------------------------

Transitional Small Business Disclosure format (check one):  Yes  [_]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, to be held on April 18, 2001, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                ------
PART I....................................................................................................         3

 Item 1.    Description of Business.......................................................................         3
 Item 2.    Description of Properties.....................................................................        22
 Item 3.    Legal Proceedings.............................................................................        22
 Item 4.    Submission of Matters to a Vote of Security Holders...........................................        22

PART II...................................................................................................        22

 Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................        22
 Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................................        23
 Item 7.    Financial Statements..........................................................................        23
 Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure....................................................................................        23

PART III..................................................................................................        23

 Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act........................................................        23
 Item 10.   Executive Compensation........................................................................        24
 Item 11.   Security Ownership of Certain Beneficial Owners and Management................................        24
 Item 12.   Certain Relationships and Related Transactions................................................        24
 Item 13.   Exhibits, Lists and Reports on Form 8-K.......................................................        24

SIGNATURES................................................................................................        25

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

        Special Cautionary Notice Regarding Forward-Looking Statements

     Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CBC Holding Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     .  The effects of future economic conditions;

     . Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     . The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

     . The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     . The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

                              CBC Holding Company

     The Company was incorporated as a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of Community Banking Company of Fitzgerald (the "Bank"). The Company became the holding company of the Bank pursuant the Plan of Reorganization, dated October 25, 1996, by and among the Company, the Bank and Interim Fitzgerald Company, a wholly-owned subsidiary of the Company ("Interim"). Pursuant to the terms of the Plan of Reorganization, Interim merged with and into the Bank and the shareholders of the Bank received one share of Company common stock for each share of Bank common stock. The merger became effective on March 31, 1997.

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

     The Company does not have any employees that are not also employees of the Bank.

     The Company's main office is located at 102 West Roanoke Drive, Fitzgerald, Georgia. The Company does not have any immediate plans to establish additional offices.

                    Community Banking Company of Fitzgerald

General

     The Bank was incorporated on January 19, 1996 and began operations on April 19, 1996. The Bank is located in Fitzgerald, Georgia and its trade area includes all of Ben Hill County, Georgia. Fitzgerald serves as the county seat of Ben Hill County and is the center of banking in Ben Hill County. The Bank operates its banking activities from its main office located at 102 West Roanoke Drive in Fitzgerald. Additionally, the Bank operates a two-lane drive through located on Main Street in downtown Fitzgerald.

Market Area

     In 2000, Ben Hill County had a population of 17,790. The five-year population projection for Ben Hill County is 19,651, an estimated growth of 1% per year. The median household income in Ben Hill County for 2000 was reported in a market and demographic study of the area to be $22,047. The number of households in Ben Hill County was 5,972 in 2000; the number of households projected at 2004 is 6,500. The number of persons employed in Ben Hill County in 2000, including the private, public and home sector, was 9,991. As a regional commercial center, Fitzgerald, Georgia has over 100 retail shops and an 80-bed full service medical center. There are over 43 manufacturing businesses in Ben Hill County with some concentration in timberwood products, 24 wholesale trade locations, and more than 109 retail locations. Additionally, agriculture is a major industry segment in Ben Hill County.

Lending Activities

     The Bank supports Ben Hill County and portions of immediately surrounding counties. The Bank's primary lending function is to provide short- and intermediate-term credit to individuals, local businesses, and agricultural enterprises. The Bank mitigates credit risks by maintaining conservative underwriting standards, continuing training of lenders and support personnel, and constant management of its loan and collateral portfolio. Interest rate risk is actively managed through variable-rate pricing and/or utilizing short amortizing terms (3-5 years) or balloon maturities to facilitate loan rate adjustment. Occasionally, the Bank may allow longer term loans (over 5 years) at fixed interest rates. These loans are approved only when the interest rate is clearly advantageous to the Bank or when the overall customer relationship indicates that it is in the Bank's best economic interest to accommodate the customer.

     Real Estate Loans. The Bank makes and holds real estate loans, including construction loans, both residential and commercial, permanent financing of residential, commercial and agricultural real estate, consumer equity lines of credit and occasional closed and junior mortgages. These loans constitute approximately 61% of the Bank's total loan portfolio with over three-fourths of these loans having interest rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a 3 to 5 year balloon basis.

     Real estate loans are normally provided to customers with acceptable credit and ability to repay the debt at 80% loan-to-value as determined by outside evaluation. Commercial real estate may require higher margins depending on the type and quality of property under consideration. Construction loans are based on "as built" evaluations and funds are disbursed upon officer inspection. Due to local market characteristics, requests for speculative construction are rare.

     The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. Due to the nature of these credit facilities being classified as consumer products, a loan-to-value ratio of 90% is considered acceptable. Over 99% of the Bank's equity lines of credit bear a rate that is variable and is generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

     Real estate loans approved under reasonable underwriting standards present a relatively low level of risk, especially in the absence of speculative lending. We believe the most prominent risks in the primary market area are those associated with declining economic conditions resulting in loss of industrial employment. Such conditions may diminish the ability of individuals and commercial enterprises to service their real estate debt.

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvement, education loans and investments. Consumer loans held by the Bank constitute approximately 21% of all total loans held. Additionally, approximately 98% of these consumer loans are fixed rate loans generally with maturities ranging from 3 to 5 years. The Bank currently offers home equity lines of credit, which comprises approximately 7% of the Bank's total loans and have interest rate terms that are variable rather than fixed. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed rate loans with maturities ranging from 3 to 5 years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

     Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership or corporate borrowers, for a variety of business purposes. Currently, commercial loans equal approximately 18% of total loans. Of the Bank's commercial loans, 48% are adjustable rate loans or mature within one year, 51% are fixed rate loans with maturities of 60 months or less and 1% are fixed rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

     The Bank also makes loans to businesses under programs administered by the Small Business Administration ("SBA"). Generally SBA guarantees repayment of up to 90% of the loan amount subject to certain limitations. Normally these loans have a variable interest rate. The guaranteed portion of these loans may be sold to investors in the secondary market or held by the Bank depending upon income and liquidity needs. Risks associated with these loans include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and general operational risks, such as the Borrower's failure to adhere to SBA funding and servicing requirements in order to maintain the SBA guarantees and servicing rights.

     Agricultural Loans. The Bank makes loans to agricultural producers and to agriculture-related businesses. Virtually all of the Bank's loans related to agriculture-production are fixed rate loans; terms are generally 12 months or less for operating lines. Most other loans extended to agricultural producers have maturities ranging from 3 to 5 years and are fixed rate loans. The Bank expects that it will continue to have a majority of its agricultural loans with fixed rates and maturities of 12 months or less for operating lines and 3 to 5 years for other agricultural loans. Risks associated with such loans include, but are not limited to, inclement weather, general economic downturn, changes in market prices of the underlying commodities produced, fraud, bankruptcy, deteriorated and non-existing collateral and adverse fluctuations in interest rates.

Investments

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Deposits

     The Bank offers core deposit services, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank uses an aggressive marketing plan in the overall service area, offers a broad product line, and provides competitive services to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in Ben Hill County, which are solicited through personal contact by the Bank's employees, officers and directors, or by direct mailings and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

Asset and Liability Management

     The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies. Management's overall philosophy is to support asset growth primarily through growth of the Bank's core deposits, which includes deposits of all categories made by individuals, partnerships and corporations. The Bank maintains a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

Employees

     At December 31, 2000 the Bank had 27 full-time employees and 3 part-time employees. The Bank had 30 full-time equivalent employees at December 31, 2000. The Company considers the Bank's relationship with its employees to be excellent.

Competition

     Ben Hill County also supports offices of four other commercial banks. These commercial banks include branch offices of Bank of America, SouthTrust and PlantersFIRST, and the main office of The Bank of Fitzgerald.

                          Supervision and Regulation

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

     For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although refutable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  . the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

  . no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Permitted Activities. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

  .  Banking or managing or controlling banks; and

  . An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  .  Factoring accounts receivable;

  . Making, acquiring, brokering or servicing loans and usual related activities;

  .  Leasing personal or real property;

  .  Operating a non-bank depository institution, such as a savings association;

  .  Trust company functions;

  .  Financial and investment advisory activities;

  .  Conducting discount securities brokerage activities;

  . Underwriting and dealing in government obligations and money market instruments;

  .  Providing specified management consulting and counseling activities;

  .  Performing selected data processing services and support services;

  . Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  .  Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  .  Lending, trust and other banking activities;

  . Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

  .  Providing financial, investment, or advisory services;

  . Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

  .  Underwriting, dealing in or making a market in securities;

  . Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

  . Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

  .  Merchant banking through securities or insurance affiliates; and

  .  Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity.

     Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of
unsafe or unsound banking practices or other violations of law.   Additionally,
the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision.
Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, we qualified for the well-capitalized category.

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

     An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the

Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

  The deposit operations of the Bank are subject to:

  . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  . The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 13.9% and our ratio of Tier 1 Capital to risk-weighted assets was 12.8%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 9.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "The Bank--Prompt Corrective Action" above.

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

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank--Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2000, the Bank was able to pay approximately $263,000 in dividends to the Company without prior regulatory approval.

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

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

Effect of Governmental Monetary Polices

     Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


                        Selected Statistical Information

     The following statistical information is provided for CBC Holding Company for the years ended December 31, 2000 and 1999. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

                       SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

   The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                                      2000                                     1999
                                                     --------------------------------------   --------------------------------------
                                                                    Interest         Tax                      Interest       Tax
                                                       Average       Income/     Equivalent     Average        Income/    Equivalent
                                                       Balance       Expense        Yield       Balance       Expense       Yield
                                                     -----------   ----------   -----------   -----------    ---------    ---------
                                                                                  (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold             $ 1,545       $   95      6.15%        $ 2,428        $  121        4.98%
Investment Securities:
  Taxable investment securities                           11,036          665      6.03%         12,205           703        5.76%
  Tax-exempt investment securities                         2,413           99      4.10%          2,195            92        4.19%
Loans (including loan fees)                               39,351        3,792      9.64%         34,063         3,134        9.20%
                                                     -----------   ----------   -------       ---------      --------     -------
    Total interest earning assets                         54,345        4,651      8.56%         50,891         4,050        7.96%
                                                                   ----------   -------                      --------     -------

Allowance for loan losses                                   (488)                                  (448)
Cash & due from banks                                      1,739                                  2,003
Premises and equipment                                     2,011                                  1,991
Other assets                                               2,701                                  2,851
                                                     -----------                              ---------
  Total assets                                           $60,308                                $57,288
                                                     ===========                              =========

Interest bearing liabilities:
  Deposits:
    Demand deposits                                        8,370          163      1.95%          9,057           173        1.91%
    Savings and Money Market                               7,464          244      3.27%          7,213           230        3.19%
    Time deposits                                         29,491        1,711      5.80%         27,074         1,458        5.39%
  Other borrowings                                           809           57      7.05%            130            12        9.23%
                                                     -----------   ----------   -------       ---------      --------     -------
  Total interest bearing liabilities                      46,134        2,175      4.71%         43,474         1,873        4.31%
                                                                   ----------   -------                      --------     -------

Non-interest bearing deposits                              7,027                                  6,864
Other liabilities                                            182                                    214
Stockholders' equity                                       6,965                                  6,736
                                                     -----------                              ---------
    Total liabilities and stockholders' equity           $60,308                                $57,288
                                                     ===========                              =========

  Net interest income                                                  $2,476                                  $2,177
  Net interest spread                                                              3.84%                                     3.65%
                                                                                =======                                   ========
  Net interest yield on average earning assets           $54,345       $2,476      4.56%        $50,891        $2,177        4.28%
                                                     ===========   ==========   =======       =========      ========     ========

Non-accruing loans are included in the average balances. For December 31, 2000 and 1999, average non-accruing loans were $10 thousand and $48 thousand, respectively.

Loan fees are included in the interest income computation, and were $149,048 and $120,418 as of December 31, 2000 and 1999, respectively.

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

                                                              1999 to 2000                                  1998 to 1999
                                                            Increase(decrease)                           Increase(decrease)
                                                            due to changes in                            due to changes in
                                                            -----------------                            -----------------
                                                                   Yield/                                      Yield/
                                                      Volume        Rate            Net            Volume       Rate        Net
                                                      ------        ----          ------          ------         ----      ----
                                                                                   (Amounts in Thousands)
Interest earned on:
  Interest earning deposits and fed funds sold             (44)          18           (26)              7           (5)         2
  Investment securities:
     Taxable investment securities                         (67)          29           (38)            (20)         (49)       (69)
     Tax-exempt investment securities                        9           (2)            7             112          (39)        73
  Loans                                                    487          171           658             142          (71)        71
                                                   -----------   ----------   -----------     -----------   ----------   --------
       Total interest income                               385          216           601             241         (164)        77
                                                   -----------   ----------   -----------     -----------   ----------   --------

Interest paid on:
  Deposits:
     Demand deposits                                       (13)           3           (10)             (6)           2         (4)
     Savings                                                 8            6            14              40          (12)        28
     Time deposits                                         130          123           253             165         (160)         5
     Other borrowings                                       63          (18)           45               -            -          -
                                                   -----------   ----------   -----------     -----------   ----------   ---------
       Total interest expense                              188          114           302             199         (170)        29
                                                   -----------   ----------   -----------     -----------   ----------   ---------

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

                                                                                  Available for Sale
                                                                    -----------------------------------------
                                                                         2000            1999        1996
                                                                         ----            -----       -----
                                                                               (Amounts in Thousands)
U. S. Treasury                                                      $            -     $      -     $ 4,016
U.S. Government Agencies                                                     8,738        8,460      13,885
State, county and municipal                                                  2,354        2,315           -
Mortgage-Backed Securities                                                   2,097        2,768           -
                                                                    --------------     --------    --------
    Total                                                           $       13,189     $ 13,543     $17,901
                                                                    ==============     ========    ========

EXPECTED MATURITIES
                                                                               Available for Sale
                                       ---------------------------------------------------------------------------------------------
                                       Within            After One                 After Five
                                         One             But Within                But Within               After
                                        Year    Yield    Five Years     Yield      Ten Years      Yield   Ten Years  Yield   Totals
                                       ------   -----    ----------     -----      ---------      -----   ---------  -----   -------
                                                                     (Dollars in Thousands)
U. S. Treasury                         $    -       -    $        -         -       $       -         -   $       -      -   $
U.S. Government Agencies                  997     5.6%        7,250       5.7%            491       5.7%          -      -     8,738
State, county and municipal                 -       -         1,200       5.7%          1,154       6.0%          -      -     2,354
Mortgage-Backed Securities                  -       -         2,097       5.9%              -         -           -      -     2,097
                                       ------     ---    -----------    -----       ---------     -----   ---------  -----   -------
    Total                              $  997     0.0%   $   10,547       5.7%      $   1,645       5.9%  $       -      -   $13,189
                                       ======     ===    ===========    =====       =========     =====   =========  =====   =======

The Company had no securities classified as held to maturity or trading as of December 31, 2000 and 1999.

III. Loan Portfolio

 The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                                       2000                         1999
                                                                       ----                         ----

                                                                              (Dollars in Thousands)
  Commercial                                                          $12,229     29.1%      $12,258      35.9%
  Commercial - Business Real Estate                                     6,801     16.2%        1,925       5.6%
  Real Estate - Construction                                            1,375      3.3%          306       0.9%
  Real Estate - Mortgage                                               14,354     34.2%       13,166      38.5%
  Installment Loans to Individuals                                      7,281     17.3%        6,469      19.0%
                                                                      -------    -----       -------      ----
    Total Loans                                                        42,040    100.1%       34,124      99.9%
    Less: Allowance for Loan losses                                      (512)                  (450)
                                                                      -------                -------
     Total                                                            $41,528                $33,674
                                                                      =======                =======

                                                                                                     Rate Structure
                                                        Maturity                                       * One Year
                                                        --------                                       ----------
                                                        Over One      Due                          Fixed       Variable
                                             One Year   Through      After                       Interest      Interest
                                             or Less   Five Years  Five Years        Total         Rate          Rate
                                             --------  ----------  ----------       --------     --------      --------
  Commercial                                 $  5,122  $    7,213  $    1,125       $ 13,460     $  8,338      $      -

  Real estate - construction                    2,439           -           -          2,439            -             -
                                             --------  ----------  ----------       --------     --------      --------
     Total                                   $  7,561  $    7,213  $    1,125       $ 15,899     $  8,338      $      -
                                             ========  ==========  ==========       ========     ========      ========

* = more than

IV. Summary of Loan Loss Experience

                                                                                   2000       1999
                                                                                   ----       ----

                                                                                (Amounts in Thousands)
  Allowance for possible loan losses, beginning of period                         $   450    $   430
                                                                                  -------    -------
  Charge-offs:
   Commercial                                                                          23         18
   Real estate - construction                                                           -          -
   Real estate - mortgage                                                               -          -
   Consumer loans                                                                      33         50
                                                                                  -------    -------
    Total                                                                              56         68
                                                                                  -------    -------
  Recoveries:
   Commercial                                                                           -          -
   Real estate - construction                                                           1          -
   Real estate - mortgage                                                               -          -
   Consumer loans                                                                      39         28
                                                                                  -------    -------
    Total                                                                              40         28
                                                                                  -------    -------

  Net charge-offs                                                                      16         40
                                                                                  -------    -------

  Additions charged to operations                                                      78         60
  Adjustments                                                                           -          -
                                                                                  -------    -------
  Allowance for possible loan losses, end of period                                   512        450
                                                                                  -------    -------

  Average loans outstanding, net of unearned income                               $39,351    $34,063
                                                                                  =======    =======
  Ratio of net charge-offs during the period to average loans
   outstanding during the period                                                     0.04%      0.12%
                                                                                  =======    =======

  RISK ELEMENTS
  (Thousands)
                                                                                   2000       1999
                                                                                   ----       ----
   Loans 90 days past due                                                         $    39    $    87

   Loans on nonaccrual                                                                 18          3
   Other Real Estate                                                                    -          -
                                                                                  -------    -------
    Total Nonperforming assets                                                    $    57    $    90
                                                                                  -------    -------
    Total Nonperforming assets as a
                                                                                     0.14%      0.26%
      Percentage of loans                                                         =======    =======

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2000:

                                                    Allocated        % of Total
                                                      Amount          Allowance
                                                    ---------        ----------

    Commercial                                           164               32.0%
    Real Estate - Construction                            30                5.8%
    Real Estate - Mortgage                               175               34.2%
    Installment Loans to Individuals                     143               28.0%
    Unallocated                                            -                  -
                                                    ---------        ----------
       Total                                             512              100.0%
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

V. Deposits

   The following table summarizes the average balances and average rates for deposit accounts:

                                                                                    2000                           1999
                                                                            ---------------------         ----------------------
                                                                            Average       Average         Average        Average
                                                                            Balance         Rate          Balance          Rate
                                                                            -------         ----          -------          ----
                                                                                           (Dollars in Thousands)
    Non-interest bearing deposits                                             7,027                          6,864
    Interest bearing demand deposits                                          8,370         1.95%            9,057         1.91%
    Savings and money market deposits                                         7,464         3.27%            7,213         3.19%
    Time deposits                                                            29,491         5.80%           27,074         5.39%
                                                                            -------         ----           -------         ----

       Total average deposits                                               $52,352         4.15%          $50,208         3.73%
                                                                            =======         ====           =======         ====


     As of December 31, 2000 the amount outstanding of time certificates of deposit of $100,000 or more was $11,025 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                                             (Thousands)
     3 months or less                                          $ 4,865
     over 3 through 6 months                                     4,513
     over 6 through 12 months                                    1,468
     over 12 months                                                179
                                                               -------
          Total                                                $11,025
                                                               =======

VI.  Selected Financial Data (amounts in thousands, except per share amounts)

     The following represents selected financial data for the years ended December 31, 2000 and 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                    2000        1999
                                                   -------     -------
     Interest Income                                4,652       4,050
     Interest Expense                               2,175       1,873
     Net Interest Income                            2,477       2,177
     Provision for Loan Losses                         78          60
     Net Earnings                                     500         242
     Net Earnings Per Share                          0.73        0.36
     Total Average Stockholder's Equity             7,181       6,736
     Total Average Assets                          60,308      57,288
     Return on average assets                        0.83%       0.42%
     Return on average equity                        6.96%       3.59%
     Average equity to average asset ratio          11.91%      11.76%

VII. Short-term Borrowings

     No category of short-term borrowings exceeds 30% of stockholders' equity.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Bank owns the property on which its main office is located in Fitzgerald, Georgia, at 102 West Roanoke Drive. The two-story brick building contains approximately 11,152 square feet, with an attached drive-up canopy of approximately 1,400 square feet. The Bank is located on approximately 1.4 acres of land and contains 39 regular parking spaces and two handicap spaces. The Bank's main office has 10 teller stations, three of which are drive-up teller stations, and one ATM. The banking platform, with four personal banker positions, is across the lobby area from the teller stations, and behind this area are six offices for lending functions. The facility contains a training room, operations space, and a boardroom on the upper level, with significant room for expansion. The Bank opened a two-lane drive-through facility located on South Main Street in Fitzgerald in January 1998. In the opinion of Management, both the Bank's main office and its two-lane drive-through facility are adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the preface page to the Company's Annual Report to shareholders, and is incorporated herein by reference.

     On May 5, 2000, the Company issued 33,166 shares of its common stock to its existing shareholders as a stock dividend. The issuance of these shares to the Company's existing shareholders was exempt from registration under Section 3(a)(9) of the Securities Act. The Company did not issue or sell any unregistered shares of its common stock during 1999 or 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 23 through 27, and is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 2 through 22, and are incorporated herein by reference:

     .  Independent Auditors' Report

     .  Consolidated Financial Statements:

          1.  Consolidated Balance Sheets dated as of December 31, 2000 and
              1999.
          2. Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.
          3. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.
          4. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.
          5.  Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001, under the heading "Proposal One: Election of Directors," at pages 3 through 4, and "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 8, and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001, under the heading "Compensation of Executive Officer and Directors," at page 6, and are incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001, under the heading "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 8, and are incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 18, 2001, under the headings "Certain Relationships and Related Transactions," at pages 8 through 9, and "Compensation of Executive Officer and Directors," at page 6, are incorporated herein by reference.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit Number                         Exhibit
     --------------                         -------

          3.1          Articles of Incorporation./(1)/

          3.2          Bylaws./(1)/

          4.1 See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

         13.1          CBC Holding Company 2000 Annual Report to Shareholders.
                       Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

         21.1          Subsidiaries of CBC Holding Company/(1)/

         24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).
     ______________________

     /(1)/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

(b)  Reports on Form 8-K filed in the fourth quarter of 2000: None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CBC HOLDING COMPANY


                                  By:   /s/ George M. Ray
                                     -----------------------------------------
                                         George M. Ray
                                         President and Chief Executive Officer


                                  Date: March 29, 2001
                                       ---------------------------------------

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

            Signature                                Title                         Date
            ---------                                -----                         ----
                                        Chairman of the Board, Director
__________________________________
Sidney S. (Buck) Anderson, Jr.

/s/ James Thomas Casper, III            Director                              March 29, 2001
----------------------------------
James Thomas Casper, III

Charles A. Clark, Sr.                   Director                              March 29, 2001
----------------------------------
Charles A. Clark, Sr.

/s/ John T. Croley, Jr.                 Secretary, Vice Chairman, Director    March 29, 2001
----------------------------------
John T. Croley, Jr.

            Signature                                  Title                          Date
            ---------                                  -----                          ----
/s/ A.  B. C. (Chip) Dorminy, III       Director                                 March 29, 2001
----------------------------------
A.B.C. (Chip) Dorminy, III

/s/ John S. Dunn                        Director                                 March 29, 2001
----------------------------------
John S. Dunn

/s/ Lee Phillip Liles                   Director                                 March 29, 2001
----------------------------------
Lee Phillip Liles

/s/ Steven L. Mitchell                  Director                                 March 29, 2001
----------------------------------
Steven L. Mitchell

/s/ James A. Parrott, II                Director                                 March 29, 2001
----------------------------------
James A. Parrott, II

/s/ Jack F. Paulk                       Director                                 March 29, 2001
----------------------------------
Jack F. Paulk

                                        President and Chief Executive Officer,
/s/ George M. Ray                       Director*                                March 29, 2001
----------------------------------
George M. Ray

Hulin Reeves, Jr.                       Director                                 March 29, 2001
----------------------------------
Hulin Reeves, Jr.

Robert E. Sherrell                      Director                                 March 29, 2001
----------------------------------
Robert E. Sherrell

/s/ John Edward Smith, III              Director                                 March 29, 2001
----------------------------------
John Edward Smith, III

/s/ Wyndall L. Walters                  Director                                 March 29, 2001
----------------------------------
Wyndall L. Walters

* Principal Executive, Financial and Accounting Officer.

                                 EXHIBIT INDEX
                                 -------------



   Exhibit
    Number                         Exhibit
    ------                         -------

     13.1 CBC Holding Company 2000 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

     24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

__________________________