Form 10QSB
period 2001-03-31
CBC HOLDING CO
filed 2001-05-14
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB


[X]  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001
                                                   --------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
            For the transition period from                 to

Commission file number  0-22451
                        -------

                              CBC HOLDING COMPANY
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 GEORGIA                         58-2311557
      -------------------------------        -------------------
      (State or Other Jurisdiction of         (I.R.S. Employer
       Incorporation or Organization)        Identification No.)


                            102 West Roanoke Drive
                           Fitzgerald, Georgia 31750
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (229) 423-4321
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
697,263 shares outstanding at March 31, 2001
---------------------------------------------


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

      Consolidated Balance Sheets (unaudited) - March 31, 2001 and
      December 31, 2000.                                                                                                        2

      Consolidated Statements of Income (unaudited) - For
      the Three Months Ended March 31, 2001 and 2000.                                                                           3

      Consolidated Statements of Cash Flows (unaudited) -
      For the Three Months Ended March 31, 2001 and 2000.                                                                       4

      Notes to Consolidated Financial Statements (unaudited)                                                                    5

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                                                   7

PART II: OTHER INFORMATION                                                                                                     10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


                             CBC Holding Company and Subsidiary
                                Consolidated Balance Sheets
                            March 31, 2001 and December 31, 2000
                                         (Unaudited)
-------------------------------------------------------------------------------------------------
                                                                       March 31,     December 31,
                       Assets                                            2001            2000
                                                                      -----------    ------------
 Cash and due from banks                                              $ 2,295,391    $ 1,777,107
 Federal funds sold                                                     2,023,000        220,000
                                                                      -----------    -----------
       Total cash and cash equivalents                                  4,318,391      1,997,107
                                                                      -----------    -----------
 Securities available for sale, at fair value                          11,494,398     13,188,611
 Federal Home Loan Bank stock, at cost                                    225,000        225,000
 Loans, net of unearned income                                         43,117,938     42,039,999
 Less - allowance for loan losses                                        (498,945)      (512,080)
                                                                      -----------    -----------
       Loans, net                                                      42,618,993     41,527,919
                                                                      -----------    -----------
 Bank premises and equipment, less accumulated depreciation             2,044,969      2,064,669
 Accrued interest receivable                                              597,538        667,561
 Intangible assets                                                      1,802,773      1,847,656
 Other assets and accrued income                                           74,573        146,014
                                                                      -----------    -----------
       Total Assets                                                   $63,176,635    $61,664,537
                                                                      ===========    ===========
           Liabilities and Shareholders' Equity
 Deposits:
   Non-interest bearing demand                                        $ 6,402,768    $ 6,129,363
   Interest-bearing demand                                             48,598,698     47,568,079
                                                                      -----------    -----------
       Total deposits                                                  55,001,466     53,697,442
 Accrued interest payable                                                 215,065        234,459
 Other liabilities and accrued expenses                                   155,139        175,336
                                                                      -----------    -----------
       Total liabilities                                               55,371,670     54,107,237
                                                                      -----------    -----------
 Shareholders' Equity
   Common stock, $1 par value, authorized 10,000,000 shares, issued
     and outstanding 697,263 shares                                       697,263        697,263
   Paid-in capital surplus                                              6,383,157      6,383,157
   Retained earnings                                                      681,611        563,876
   Accumulated other comprehensive income                                  42,934        (86,996)
                                                                      -----------    -----------
       Total shareholders' equity                                       7,804,965      7,557,300
                                                                      -----------    -----------
         Total Liabilities and Shareholders' Equity                   $63,176,635    $61,664,537
                                                                      ===========    ===========


                             CBC Holding Company and Subsidiary
                             Consolidated Statements of Income
                      For the Three Months Ended March 31, 2001 and 2000
                                         (Unaudited)
------------------------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                           2001        2000
                                                        ----------  ----------
Interest Income:
  Interest and fees on loans                            $1,030,686  $  833,536
  Income on federal funds sold                              14,448      36,226
  Interest on securities                                   175,569     193,846
                                                        ----------  ----------
     Total interest income                               1,220,703   1,063,608
                                                        ----------  ----------
Interest Expense:
  Interest on NOW and money market deposits                 73,074      73,467
  Interest on savings deposits                              25,810      27,329
  Interest on time deposits                                490,662     366,849
  Other interest expense                                     7,649         691
                                                        ----------  ----------
     Total interest expense                                597,195     468,336
                                                        ----------  ----------
  Net interest income before loan losses                   623,508     595,272
  Less - provision for loan losses                          24,500      19,500
                                                        ----------  ----------
     Net interest income after provision for loan losses   599,008     575,772
                                                        ----------  ----------
Other Operating Income:
  Service charges on deposit accounts                       92,945      78,157
  Other service charges, commissions and fees               21,443      16,385
  Other income                                               5,575      11,421
                                                        ----------  ----------
     Total other operating income                          119,963     105,963
                                                        ----------  ----------
Other Operating Expense:
  Salaries                                                 204,685     187,042
  Employee benefits                                         54,139      47,022
  Net occupancy expenses                                    44,364      40,856
  Equipment rental and depreciation of equipment            41,334      39,739
  Amortization                                              44,882      44,882
  Other expenses                                           158,324     176,152
                                                        ----------  ----------
     Total other operating expenses                        547,728     535,693
                                                        ----------  ----------
Income Before Income Taxes                                 171,243     146,042
  Income tax provision                                      53,508      42,857
                                                        ----------  ----------
Net Income                                                 117,735     103,185
                                                        ==========  ==========

Income Per Share*                                       $     0.17  $     0.16
                                                        ==========  ==========

* Net Income / weighted average outstanding shares of 697,263

                      CBC Holding Company and Subsidiary
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                                  March 31,
                                                                              2001          2000
                                                                          -----------   -----------
 Cash Flows from Operating Activities:
  Net income                                                              $   117,735   $   103,185
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                   24,500        19,500
   Depreciation                                                                40,296        38,754
   Amortization of intangible assets                                           44,882        44,882
   Changes in accrued income and other assets                                 100,852      (255,389)
   Changes in accrued expenses and other liabilities                          (64,567)      (56,742)
                                                                          -----------   -----------
    Net cash provided by (used in) operating activities                       263,698      (105,810)
                                                                          -----------   -----------
 Cash Flows from Investing Activities:
  Net change in loans made to customers                                    (1,115,574)   (2,757,815)
  Purchase of securities available for sale                                  (789,818)            -
  Proceeds from sales and maturities of available for sale securities       2,680,895       166,556
  Purchases of property and equipment                                         (21,941)      (80,037)
                                                                          -----------   -----------
    Net cash provided by (used in) investing activities                       753,562    (2,671,296)
                                                                          -----------   -----------
 Cash Flows from Financing Activities:
  Net change in demand and savings account                                    273,405      (467,088)
  Net change in other time deposits                                         1,030,619    (1,296,203)
                                                                          -----------   -----------
    Net cash provided by (used in) financing activities                     1,304,024    (1,763,291)
                                                                          -----------   -----------
 Net Decrease in  Cash and Cash Equivalents                                 2,321,284    (4,540,397)
 Cash and Cash Equivalents, Beginning of Year                               1,997,107     7,617,839
                                                                          -----------   -----------
 Cash and Cash Equivalents, End of Year                                   $ 4,318,391   $ 3,077,442
                                                                          ===========   ===========

 Supplement cash flow information:

 Cash paid for interest                                                   $   616,589   $   498,833
                                                                          ===========   ===========

 Cash paid for income taxes                                               $   117,333   $     2,983
                                                                          ===========   ===========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)  New and Pending Pronouncements

    During 1999, the Company adopted FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

(3)  Other Comprehensive Income

    During the three months ended March 31, 2001, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2000 follows:


Accumulated other comprehensive income at December 31, 2000     $(86,996)

Other comprehensive income, net of tax:
 Change in unrealized gain (loss)
  on securities available for sale, net
  of deferred income tax expense of $22,117                      129,930
Less: Reclassification adjustment for (gains) losses
      realized in net income                                          -
                                                                --------
                                                                 129,930
                                                                --------

Accumulated other comprehensive income at March 31, 2001        $ 42,934
                                                                ========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(4)   Supplemental Financial Data

    Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2001 and 2000 are:

                       Three Months Ended
                             March 31,
                         2001       2000
                       -------    -------
Supplies               $16,197    $16,701
NCR Processing         $     -    $23,049
Advertising            $10,937    $12,010

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            March 31, 2001 and 2000
-------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

  CBC Holding Company (the "Company") reported total assets of $63,176,635 as of March 31, 2001, compared to $61,664,537 at December 31, 2000. The most significant change in the composition of assets was an increase in cash and cash equivalents from $1,997,107 to $4,318,391.

Liquidity
---------

  The liquidity ratio for the Bank was 23.2% at March 31, 2001, compared to 23.1% at December 31, 2000. The Bank's liquid assets as a percentage of total deposits were 7.9% at March 31, 2001, compared to 3.7% at December 31, 2000.
The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2001. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $5,800,000 was available at March 31, 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------
  The capital of the Company totaled $7,804,965 as of March 31, 2001. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.7% at March 31, 2001, compared to 9.3% at December 31, 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2001, the Bank had a risk-weighted total capital ratio of 14.1% compared to 13.9% at December 31, 2000, and a Tier I risk-weighted capital ratio of 13.0%, compared to 12.8% at December 31, 2000.

Asset Quality
-------------

  Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $23,968, a decrease of $32,563 from December 31, 2000. There were no related party loans, which were considered nonperforming at March 31, 2001. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            March 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                  March 31,    December 31,
                                                     2001           2000
                                                  ---------    ------------
Loans on nonaccrual                               $     -        $17,813
Loans greater than 90 days past due                23,968         38,718
Other real estate owned                                 -              -
Other repossessed collateral                            -              -
                                                  -------        -------

Total nonperforming assets                        $23,968        $56,531
                                                  =======        =======

Total nonperforming assets as a percentage
of total loans (gross) and other real estate         0.06%          0.13%
                                                  -------        -------



  The allowance for loan losses totaled $498,945 at March 31, 2001, a decrease of $13,135 from December 31, 2000. The allowance for loan losses represented 1.2% of total loans at March 31, 2001 and December 31, 2000, respectively. An analysis of the allowance for loan losses since December 31, 2000 follows:


Allowance for loan losses at December 31, 2000     $512,080

Charge-offs:
   Commercial                                             -
   Real Estate                                            -
   Installment                                       52,044
                                                   --------

     Total                                           52,044
                                                   --------

Recoveries:
   Commercial                                             -
   Real Estate                                            -
   Installment                                       14,409
                                                   --------

     Total                                           14,409
                                                   --------

Provision charged to income                          24,500
                                                   --------

Allowance for loan losses at March 31, 2001        $498,945
                                                   ========

  The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            March 31, 2001 and 2000
--------------------------------------------------------------------------------
may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

  The Bank was most recently examined by its primary regulatory authority in October 2000. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
---------------------

  At March 31, 2001, the Bank had $11,494,398 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $42,934 on March 31, 2001. During the period ended March 31, 2001, the maturities and calls of investment securities totaled $2,680,895, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

  Net interest income for the first three months of 2001 was $623,508, an increase of $28,236 (4.7%) compared to the same period for 2000. Interest income for the first three months of 2001 was $1,220,703, representing an increase of $157,095 (14.8%) over the same period in 2000. The increase in interest income was primarily due to an increase in loan balances. Interest expense for the first three months of 2001 increased $128,859 (27.5%) compared to the same period in 2000. The increase in interest expense is primarily due to an increase in average interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses for the first three months of 2001 and 2000 were $24,500 and $19,500, respectively.

  Other operating income for the first three months of 2001 was $119,963, compared to $105,963 in 2000. The change is primarily attributable to an increase in service charges.

  Other operating expenses for the first three months of 2001 were $547,728, an increase of $12,035 (2.2%) compared to the same period for 2000. The change is primarily due to a decrease in other expenses of $17,828 and an increase in employee salaries and benefits of $24,760.

                           Community Banking Company
                                and Subsidiary
--------------------------------------------------------------------------------


PART II: OTHER INFORMATION:
---------------------------

Item 1. Legal Proceedings
  There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
  (a)  Not Applicable
  (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
  Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
  There were no matters submitted to security holders for a vote during the three months ended March 31, 2001.
Item 5. Other Information
  None
Item 6. Exhibits and Reports on Form 8-K.
  A. There have been no reports filed on form 8-K for the three months ended March 31, 2001.

SIGNATURES
----------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY


/s/ George Ray
--------------
George Ray
President / Chief Executive Officer


Date:  May 1, 2001