Form 10QSB
period 2001-06-30
CBC HOLDING CO
filed 2001-08-14
CIK 1038359

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2001
                                           -------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
            For the transition period from               to
                                           --------------   --------------
Commission file number 0-22451
                       -------

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

Yes      X        No
    ----------       ----------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,908 shares outstanding at June 30, 2001
--------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes               No     X
    ----------       ----------

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

      Consolidated Balance Sheets (unaudited) - June 30,
       2001 and December 31, 2000.                                 2

      Consolidated Statements of Income (unaudited) - For
       the Six Months Ended June 30, 2001 and 2000 and For the
       Three Months Ended June 30, 2001 and 2000.                  3

      Consolidated Statements of Cash Flows (unaudited) - For
       the Six Months Ended June 30, 2001 and 2000.                4

      Notes to Consolidated Financial Statements (unaudited)       5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS              6

                      PART II:  OTHER INFORMATION                  9

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.



                         CBC Holding Company and Subsidiary
                             Consolidated Balance Sheets
                         June 30, 2001 and December 31, 2000
                                     (Unaudited)
------------------------------------------------------------------------------------------------------


                                                                            June 30,        December 31,
                                       Assets                                 2001              2000
                                                                          -----------       ------------
Cash and due from banks                                                   $ 1,892,163        $ 1,777,107
Federal funds sold                                                          2,677,000            220,000
                                                                          -----------        -----------
   Total cash and cash equivalents                                          4,569,163          1,997,107
                                                                          -----------        -----------
Securities available for sale, at fair value                                8,341,610         13,188,611
Federal Home Loan Bank stock, at cost                                         225,000            225,000
Loans, net of unearned income                                              44,821,135         42,039,999
Less - allowance for loan losses                                             (493,703)          (512,080)
                                                                          -----------        -----------
   Loans, net                                                              44,327,432         41,527,919
                                                                          -----------        -----------
Bank premises and equipment, less accumulated depreciation                  2,008,359          2,064,669
Accrued interest receivable                                                   594,276            667,561
Intangible assets, net of amortization                                      1,757,891          1,847,656
Other assets and accrued income                                               182,781            146,014
                                                                          -----------        -----------
     Total Assets                                                         $62,006,512        $61,664,537
                                                                          ===========        ===========

                       Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                                    $ 6,090,768        $ 6,129,363
  Interest-bearing                                                         47,667,822         47,568,079
                                                                          -----------        -----------
   Total deposits                                                          53,758,590         53,697,442
Other liabilities and accrued expenses                                        329,051            234,459
Other borrowed funds                                                               --            175,336
                                                                          -----------        -----------
   Total liabilities                                                       54,087,641         54,107,237
                                                                          -----------        -----------
Shareholders' Equity
  Common stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 731,908 and 664,097 shares  at June 30, 2001 and
   2000, respectively                                                         731,908            697,263
  Paid-in capital surplus                                                   6,816,219          6,383,157
  Retained earnings                                                           321,724            563,876
  Accumulated other comprehensive income                                       49,020            (86,996)
                                                                          -----------        -----------
   Total shareholders' equity                                               7,918,871          7,557,300
                                                                          -----------        -----------
     Total Liabilities and Shareholders' Equity                           $62,006,512        $61,664,537
                                                                          ===========        ===========



                                                  CBC Holding Company and Subsidiary
                                                  Consolidated Statements of Income
                                  For the Three Months and Six Months Ended June 30, 2001 and 2000
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                                  2001            2000             2001             2000
                                                              ----------       ----------       ----------       ----------
 Interest Income:
   Interest and fees on loans                                 $1,016,241       $  913,184       $2,046,927       $1,746,720
   Income on federal funds sold                                   23,576           18,237           38,024           54,463
   Interest on securities                                        141,250          191,321          316,819          385,167
                                                              ----------       ----------       ----------       ----------
     Total interest income                                     1,181,067        1,122,742        2,401,770        2,186,350
                                                              ----------       ----------       ----------       ----------
Interest Expense:
   Interest on deposits                                          558,716          508,500        1,148,262          976,147
   Other interest expense                                            662            3,642            8,311            4,332
                                                              ----------       ----------       ----------       ----------
     Total interest expense                                      559,378          512,142        1,156,573          980,479
                                                              ----------       ----------       ----------       ----------
   Net interest income before loan losses                        621,689          610,600        1,245,197        1,205,871
   Less - provision for loan losses                               28,500           19,500           53,000           39,000
                                                              ----------       ----------       ----------       ----------
     Net interest income after provision for loan losses         593,189          591,100        1,192,197        1,166,871
                                                              ----------       ----------       ----------       ----------
Other Operating Income:
   Service charges on deposit accounts                            93,303           86,719          186,248          164,876
   Other service charges, commissions and fees                    16,848           14,596           38,291           30,981
   Other income                                                    5,863           10,134           11,438           21,555
                                                              ----------       ----------       ----------       ----------
     Total other operating income                                116,014          111,449          235,977          217,412
                                                              ----------       ----------       ----------       ----------
Other Operating Expense:
   Salaries                                                      194,365          189,838          399,050          376,880
   Employee benefits                                              52,379           45,381          106,518           92,403
   Net occupancy expenses                                         47,104           48,583           91,468           89,439
   Equipment rental and depreciation of equipment                 41,448           48,044           82,782           87,783
   Amortization                                                   44,883           44,883           89,765           89,765
   Other expenses                                                137,137          168,741          333,747          344,893
                                                              ----------       ----------       ----------       ----------
     Total other operating expenses                              517,316          545,470        1,103,330        1,081,163
                                                              ----------       ----------       ----------       ----------
Income Before Income Taxes                                       191,887          157,079          324,844          303,120
   Income tax provision                                           55,849           45,183           96,339           88,040
                                                              ----------       ----------       ----------       ----------
Net Income                                                    $  136,038       $  111,896       $  228,505       $  215,080
                                                              ==========       ==========       ==========       ==========
Income Per Share*                                             $     0.19       $     0.17       $     0.32       $     0.32
                                                              ==========       ==========       ==========       ==========


* Net Income / weighted average outstanding shares of 708,811 and 672,526 at June 30, 2001 and 2000 respectively


                                   CBC Holding Company and Subsidiary
                                 Consolidated Statements of Cash Flows
                            For the Six Months Ended June 30, 2001 and 2000
                                              (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                       2001            2000
                                                                                  -----------      -----------
Cash Flows from Operating Activities:
   Net income                                                                     $   228,505      $   215,080
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                         53,000           39,000
     Depreciation                                                                      80,592           85,739
     Amortization of intangible assets                                                 89,765           89,765
     Changes in accrued income and other assets                                       111,463         (132,682)
     Changes in accrued expenses and other liabilities                               (225,760)         (43,510)
                                                                                  -----------      -----------
       Net cash provided by operating activities                                      337,565          253,392
                                                                                  -----------      -----------
Cash Flows from Investing Activities:
   Net change in loans made to customers                                           (2,852,513)      (6,291,029)
   Purchase of securities available for sale                                         (795,033)              --
   Proceeds from sales, calls and maturities of available for sale securities       5,848,119          341,290
   Purchases of property and equipment                                                (24,282)        (260,053)
                                                                                  -----------      -----------
       Net cash provided by (used in) investing activities                          2,176,291       (6,209,792)
                                                                                  -----------      -----------
Cash Flows from Financing Activities:
   Net change in non-interest bearing deposits                                        (38,595)        (556,898)
   Net change in interest bearing deposits                                             99,743         (409,848)
   Cash dividends paid                                                                 (2,948)            (515)
   Proceeds from short-term borrowings                                                     --        1,500,000
                                                                                  -----------      -----------
       Net cash provided by financing activities                                       58,200          532,739
                                                                                  -----------      -----------
Net Decrease in Cash and Cash Equivalents                                           2,572,056       (5,423,661)
Cash and Cash Equivalents, Beginning of Year                                        1,997,107        7,617,839
                                                                                  -----------      -----------
Cash and Cash Equivalents, End of Year                                            $ 4,569,163      $ 2,194,178
                                                                                  ===========      ===========
Supplemental cash flow information:

Cash paid for interest                                                            $ 1,187,409      $ 1,011,641
                                                                                  ===========      ===========
Cash paid for income taxes                                                        $   227,133      $    53,983
                                                                                  ===========      ===========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1) Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2) Other Comprehensive Income

    During the six months ended June 30, 2001, the Company had unrealized holding losses on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2000 follows:


     Accumulated other comprehensive income at December 31, 2000    $(86,996)

     Other comprehensive income, net of tax:
       Change in unrealized gain (loss)
        on securities available for sale, net
        of deferred income tax benefit of $25,253                    136,016
     Less: Reclassification adjustment for (gains) losses
      realized in net income                                              --
                                                                    --------
                                                                     136,016
                                                                    --------
Accumulated other comprehensive income at June 30, 2001             $ 49,020
                                                                    ========

(3) Supplemental Financial Data

    Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2001 and 2000 are:

                                 Three Months Ended    Six Months Ended
                                      June 30,              June 30,
                                   2001      2000        2001      2000
                                 -------   -------     -------    ------
    Supplies                     $12,329   $11,001     $28,526   $27,702
    NCR processing                    --     9,461          --    32,509

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            June 30, 2001 and 2000
--------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

  CBC Holding Company (the "Company") reported total assets of $62,006,512 as of June 30, 2001, compared to $61,664,537 at December 31, 2000. Principal changes in the composition of assets since December 31, 2000 was due to an increase in cash and cash equivalents from $1,997,107 to $4,569,163 and an increase in loans from $41,527,919 to $44,327,432 along with a decrease in securities available for sale from $13,188,611 to $8,341,610.

Liquidity
---------

  The liquidity ratio for the Bank was 20.4% at June 30, 2001 compared to 23.1% at December 31, 2000. The Bank's liquid assets as a percentage of total deposits improved to 8.5% at June 30, 2001, compared to 3.7% at December 31, 2000. The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2001. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $5,800,000 was available at June 30, 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------
  The capital of the Company totaled $7,918,871 as of June 30, 2001. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10% at June 30, 2001, compared to 9.3% at December 31, 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2001, the Bank had a risk-weighted total capital ratio of 14.4% compared to 13.9% at December 31, 2000, and a Tier I risk-weighted capital ratio of 13.3%, compared to 12.8% at December 31, 2000.

Asset Quality
-------------

  Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $72,848, an increase of $16,317 from December 31, 2000. There were no related party loans, which were considered nonperforming at June 30, 2001. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            June 30, 2001 and 2000
-------------------------------------------------------------------------------

                                                 June 30    December 31,
                                                  2001         2000
                                                 -------    ------------
    Loans on nonaccrual                               --      $17,813
    Loans greater than 90 days past due           72,848       38,718
    Other real estate owned                           --           --
    Other repossessed collateral                      --           --
                                                 -------      -------

     Total nonperforming assets                   72,848      $56,531
                                                 =======      =======
    Total nonperforming assets as a percentage
    of total loans (gross) and other real estate    0.16%        0.13%
                                                    ----         ----

  The allowance for loan losses totaled $493,703 at June 30, 2001, a decrease of $18,377 from December 31, 2000. The allowance for loan losses represented 1.1% and 1.2% of total loans at June 30, 2001 and December 31, 2000, respectively. An analysis of the allowance for loan losses since December 31, 2000 follows:

   Allowance for loan losses at December 31, 2000       $512,080

   Charge-offs:
     Commercial                                               --
     Real Estate                                              --
     Installment                                          93,157
                                                        --------
       Total                                              93,157
                                                        --------
   Recoveries:
     Commercial                                               --
     Real Estate                                              --
     Installment                                          21,780
                                                        --------
       Total                                              21,780
                                                        --------
Provision charged to income                               53,000
                                                        --------
Allowance for loan losses at June 30, 2001              $493,703
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

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
               For Each of the Three Months in the Period Ended
                            June 30, 2001 and 2000
-------------------------------------------------------------------------------

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

Investment Securities
---------------------

  At June 30, 2001, the Bank had $8,341,610 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $49,020 on June 30, 2001. During the period ended June 30, 2001, the maturities and calls of investment securities totaled $5,848,119, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

  Interest income for the first six months of 2001 was $2,401,770, representing an increase of $215,420 (9.9%) over the same period in 2000. Net interest income for the first six months of 2001 was 1,245,197, an increase of $39,326 (3.3%) compared to the same period for 2000. The increase in interest income was primarily due to an increase in loan balances. Interest expense for the first six months of 2001 increased $176,094 (17.9%) compared to the same period in 2000. The increase in interest expense is primarily due to an increase in average interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses for the first six months of 2001 and 2000 were $53,000 and $39,000, respectively.

  Other operating income for the first six months of 2001 increased 8% to $235,977, compared to $217,412 in 2000. The change is primarily attributable to an increase in non-interest income.

  Other operating expenses for the first six months of 2001 were $1,103,330, an increase of $22,167 (2.1%) compared to the same period for 2000. The change is primarily due to an increase in employee salaries and benefits of $36,285.

                              CBC Holding Company
                                and Subsidiary
-------------------------------------------------------------------------------


PART II: OTHER INFORMATION:
---------------------------

Item 1. Legal Proceedings
   There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities
   (a)  Not Applicable
   (b)  Not Applicable

Item 3. Defaults Upon Senior Securities
   Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders
   There were no matters submitted to security holders for a vote during the three months ended June 30, 2001.

Item 5. Other Information
   None

Item 6. Exhibits and Reports on Form 8-K.
   A. There have been no reports filed on form 8-K for the three months ended June 30, 2001.

SIGNATURES
----------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY


/s/ George Ray
--------------
George Ray
President/Chief Executive Officer


Date:  August 9, 2001