Form 10QSB
period 2001-09-30
CBC HOLDING CO
filed 2001-11-14
CIK 1038359

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001
                                            ------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
     For the transition period from                    to
                                    ------------------     -------------------
Commission file number   0-22451
                         -------

                             CBC  HOLDING COMPANY
   -------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 GEORGIA                               58-2311557
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

                                 Not Applicable
              ---------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ----      ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,908 shares outstanding at September 30, 2001
-------------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ----      ----

                              CBC Holding Company
                                 and Subsidiary

                                     INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                          PAGE
                                                                       ----

The following financial statements are provided for CBC
Holding Company and the subsidiary bank, Community Banking
Company of Fitzgerald.

         Consolidated Balance Sheets (unaudited) - September
          30, 2001 and December 31, 2000.                                 2

         Consolidated Statements of Income (unaudited) - For
          the Nine Months Ended September 30, 2001 and 2000
          and For the Three Months Ended September 30, 2001 and 2000.     3

         Consolidated Statements of Cash Flows (unaudited) -
          For the Nine Months Ended September 30, 2001 and 2000.          4

         Notes to Consolidated Financial Statements (unaudited)           5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6

PART II: OTHER INcFORMATION                                               9

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                         CBC Holding Company and Subsidiary
                             Consolidated Balance Sheets
                      September 30, 2001 and December 31, 2000
                                     (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,    December 31,
                                       Assets                                                2001             2000
                                                                                        -------------    ------------
 Cash and due from banks                                                                 $  1,786,652     $  1,777,107
 Federal funds sold                                                                         4,972,000          220,000
                                                                                         ------------     ------------
     Total cash and cash equivalents                                                        6,758,652        1,997,107
                                                                                         ------------     ------------
 Securities available for sale, at fair value                                               8,176,386       13,188,611
 Federal Home Loan Bank stock, at cost                                                        425,000          225,000
 Loans, net of unearned income                                                             44,833,836       42,039,999
 Less - allowance for loan losses                                                            (541,742)        (512,080)
                                                                                         ------------     ------------
     Loans, net                                                                            44,292,094       41,527,919
                                                                                         ------------     ------------
 Bank premises and equipment, less accumulated depreciation                                 1,972,293        2,064,669
 Accrued interest receivable                                                                  637,126          667,561
 Intangible assets, net of amortization                                                     1,713,009        1,847,656
 Other assets and accrued income                                                              118,440          146,014
                                                                                         ------------     ------------
     Total Assets                                                                        $ 64,093,000     $ 61,664,537
                                                                                         ============     ============

                       Liabilities and Shareholders' Equity
 Deposits:
  Non-interest bearing                                                                   $  6,800,997     $  6,129,363
  Interest-bearing                                                                         48,816,292       47,568,079
                                                                                         ------------     ------------
     Total deposits                                                                        55,617,289       53,697,442
 Other liabilities and accrued expenses                                                       365,898          409,795
                                                                                         ------------     ------------
     Total liabilities                                                                     55,983,187       54,107,237
                                                                                         ------------     ------------
 Shareholders' Equity
  Commom stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 731,908 and 697,263 shares at September 30, 2001 and
   December 31, 2000, respectively                                                            731,908          697,263
 Paid-in capital surplus                                                                    6,816,220        6,383,157
 Retained earnings                                                                            443,526          563,876
 Accumulated other comprehensive income                                                       118,159          (86,996)
                                                                                         ------------     ------------
     Total shareholders' equit                                                              8,109,813        7,557,300
                                                                                         ------------     ------------
       Total Liabilities and Shareholders' Equity                                        $ 64,093,000     $ 61,664,537
                                                                                         ============     ============

                       CBC Holding Company and Subsidiary
                        Consolidated Statements of Income
     For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                           2001            2000              2001           2000
                                                       ------------     -----------      -----------     ------------
 Interest Income:
   Interest and fees on loans                          $ 1,012,956      $ 1,022,535      $ 3,059,883      $ 2,769,255
   Income on federal funds sold                             27,623           10,032           65,647           64,495
   Interest on securities                                  110,578          190,572          427,397          575,739
                                                       -----------      -----------      -----------      -----------
     Total interest income                               1,151,157        1,223,139        3,552,927        3,409,489
                                                       -----------      -----------      -----------      -----------
 Interest Expense:
   Interest on deposits                                    538,375          543,441        1,686,637        1,519,588
   Other interest expense                                        -           45,636            8,311           49,968
                                                       -----------      -----------      -----------      -----------
     Total interest expense                                538,375          589,077        1,694,948        1,569,556
                                                       -----------      -----------      -----------      -----------
   Net interest income before loan losses                  612,782          634,062        1,857,979        1,839,933
   Less - provision for loan losses                         28,500           19,500           81,500           58,500
                                                       -----------      -----------      -----------      -----------
     Net interest income after provision for
      loan losses                                          584,282          614,562        1,776,479        1,781,433
                                                       -----------      -----------      -----------      -----------
 Other Operating Income:
   Service charges on deposit accounts                     108,793           90,285          295,041          255,161
   Other service charges, commissions and fees              10,928            9,755           49,219           40,736
   Other income                                             10,729           11,901           22,167           33,456
                                                       -----------      -----------      -----------      -----------
     Total other operating income                          130,450          111,941          366,427          329,353
                                                       -----------      -----------      -----------      -----------
 Other Operating Expense:
   Salaries                                                197,139          192,193          596,189          569,073
   Employee benefits                                        54,632           46,871          161,150          139,274
   Net occupancy expenses                                   47,644           44,426          139,112          133,865
   Equipment rental and depreciation of equipment           41,409           52,483          124,191          140,266
   Amortization                                             44,882           44,882          134,647          134,647
   Other expenses                                          154,113          106,049          487,860          488,086
                                                       -----------      -----------      -----------      -----------
     Total other operating expenses                        539,819          486,904        1,643,149        1,605,211
                                                       -----------      -----------      -----------      -----------
 Income Before Income Taxes                                174,913          239,599          499,757          505,575
   Income tax provision                                     53,048           73,498          149,387          148,958
                                                       -----------      -----------      -----------      -----------
 Net Income                                            $   121,865      $   166,101      $   350,370      $   356,617
                                                       ===========      ===========      ===========      ===========

 Income Per Share*                                     $      0.17      $      0.24      $      0.49      $      0.53
                                                       ===========      ===========      ===========      ===========

 * Net Income / weighted average outstanding shares of 708,811 and 678,138 at September 30, 2001 and 2000 respectively

                       CBC Holding Company and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       2001               2000
                                                                                    ----------         ----------
 Cash Flows from Operating Activities:
   Net income                                                                      $   350,370       $   356,617
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            81,500            58,500
   Depreciation                                                                        120,888           137,356
   Amortization of intangible assets                                                   134,647           134,647
   Changes in accrued income and other assets                                           16,044          (166,177)
   Changes in accrued expenses and other liabilities                                  (107,625)           (1,536)
                                                                                   -----------       -----------
     Net cash provided by operating activities                                         595,824           519,407
                                                                                   -----------       -----------
 Cash Flows from Investing Activities:
   Net change in loans made to customers                                            (2,845,668)       (8,325,027)
   Purchase of securities available for sale                                          (995,033)          (50,900)
   Proceeds from sales,calls and maturities of available for sale securities         6,118,099           454,105
   Purchases of property and equipment                                                 (28,512)         (275,205)
                                                                                   -----------       -----------
     Net cash provided by (used in) investing activities                             2,248,886        (8,197,027)
                                                                                   -----------       -----------
 Cash Flows from Financing Activities:
   Net change in non-interest bearing deposits                                         671,634          (669,977)
   Net change in interest bearing deposits                                           1,248,213         1,011,904
   Cash dividends paid                                                                  (3,012)             (515)
   Proceeds from short-term borrowings                                                      -          2,000,000
                                                                                   -----------       -----------
     Net cash provided by financing activities                                       1,916,835         2,341,412
                                                                                   -----------       -----------
 Net Decrease in Cash and Cash Equivalents                                           4,761,545        (5,336,208)
 Cash and Cash Equivalents, Beginning of Year                                        1,997,107         7,617,839
                                                                                   -----------       -----------
 Cash and Cash Equivalents, End of Year                                            $ 6,758,652       $ 2,281,631
                                                                                   ===========       ===========

 Supplemental cash flow information:

 Cash paid for interest                                                            $ 1,743,412       $ 1,580,621
                                                                                   ===========       ===========
 Cash paid for income taxes                                                        $   282,033       $    79,483
                                                                                   ===========       ===========

                      CBC Holding Company and Subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(1) Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2) Other Comprehensive Income

    During the nine months ended September 30, 2001, the Company had unrealized holding losses on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2000 follows:

Accumulated other comprehensive income at December 31, 2000          $ (86,996)

Other comprehensive income, net of tax:
  Change in unrealized gain (loss) on securities available
   for sale, net of deferred income tax benefit of $60,870             205,155
  Less: Reclassification adjustment for (gains) losses
        realized in net income                                               -
                                                                     ---------
                                                                       205,155
                                                                     ---------
Accumulated other comprehensive income at September 30, 2001         $ 118,159
                                                                     =========

(3) Supplemental Financial Data

    Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2001 and 2000 are:

                              Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2001          2000              2001           2000
                            --------      ---------         --------       --------
Supplies                   $ 13,793       $ 14,660         $  42,31        $ 42,362
NCR processing                    -              -                -          32,509
Advertising                  12,745          9,106           34,641          32,533

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Nine Months in the Period Ended
                          September 30, 2001 and 2000
-------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

  CBC Holding Company (the "Company") reported total assets of $64,093,000 as of September 30, 2001, compared to $61,664,537 at December 31, 2000. Principal changes in the composition of assets since December 31, 2000 were an increase in cash and cash equivalents from $1,997,107 to $6,758,652 and an increase in loans from $41,527,919 to $44,292,094 along with a decrease in securities available for sale from $13,188,611 to $8,176,386.

Liquidity
---------

  The liquidity ratio for the Bank was 23.9% at September 30, 2001 compared to 23.1% at December 31, 2000. The Bank's liquid assets as a percentage of total deposits improved to 12.1% at September 30, 2001, compared to 3.7% at December 31, 2000. The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2001. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $5,800,000 was available at September 30, 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------
  The capital of the Company totaled $8,109,813 as of September 30, 2001. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10% at September 30, 2001, compared to 9.3% at December 31, 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2001, the Bank had a risk-weighted total capital ratio of 14.8% compared to 13.9% at December 31, 2000, and a Tier I risk-weighted capital ratio of 13.5%, compared to 12.8% at December 31, 2000.

Asset Quality
-------------

  Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $93,733, an increase of $37,202 from December 31, 2000. There were no related party loans, which were considered nonperforming at September 30, 2001. The composition of the nonperforming assets is presented in the following table:

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Nine Months in the Period Ended
                          September 30, 2001 and 2000
-------------------------------------------------------------------------------

                                                               September 30,          December 31,
                                                                   2001                  2000
                                                               -------------          ------------
Loans on nonaccrual                                              $     -                $17,813
Loans greater than 90 days past due                               93,733                 38,718
Other real estate owned                                                -                      -
Other repossessed collateral                                           -                      -
                                                                 -------               --------

    Total nonperforming assets                                   $93,733                $56,531
                                                                 =======                =======

Total nonperforming assets as a percentage
 of total loans (gross) and other real estate                       0.20%                  0.13%
                                                                    ----                   ----

  The allowance for loan losses totaled $541,742 at September 30, 2001, an increase of $29,662 from December 31, 2000. The allowance for loan losses represented 1.2% of total loans at September 30, 2001 and December 31, 2000, respectively. An analysis of the allowance for loan losses since December 31, 2000 follows:

Allowance for loan losses at December 31, 2000                 $512,080

Charge-offs:
  Commercial                                                          -
  Real Estate                                                         -
  Installment                                                    93,604
                                                               --------
     Total                                                       93,604
                                                               --------

Recoveries:
  Commercial                                                      3,591
  Real Estate                                                         -
  Installment                                                    38,175
                                                               --------
    Total                                                        41,766
                                                               --------

Provision charged to income                                      81,500
                                                               --------

Allowance for loan losses at September 30, 2001                $541,742
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

                      CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Nine Months in the Period Ended
                          September 30, 2001 and 2000
-------------------------------------------------------------------------------

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

Investment Securities
---------------------

  At September 30, 2001, the Bank had $8,176,386 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $118,159 on September 30, 2001. During the period ended September 30, 2001, the maturities and calls of investment securities totaled $6,118,099, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

  Interest income for the first nine months of 2001 was $3,552,927, representing an increase of $143,441 (4.2%) over the same period in 2000. Net interest income for the first nine months of 2001 was 1,857,982, an increase of $18,049 (1.0%) compared to the same period for 2000. The increase in interest income was primarily due to an increase in loan balances. Interest expense for the nine months of 2001 increased $125,392 (8.0%) compared to the same period in 2000. The increase in interest expense is primarily due to an increase in average interest bearing deposits.

  Amounts charged to expense related to the allowance for loan losses for the first nine months of 2001 and 2000 were $81,500 and $58,500, respectively.

  Other operating income for the first nine months of 2001 increased 11.3% to $366,427, compared to $329,353 in 2000. The change is primarily attributable to an increase in service charges on deposits of $40,880.

  Other operating expenses for the first nine months of 2001 were $1,643,149, an increase of $37,938 (2.4%) compared to the same period for 2000. The change is primarily due to an increase in employee salaries and benefits of $48,992.

                             CBC Holding Company
                                and Subsidiary
-------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------

Item 1. Legal Proceedings
        There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
        (a)  Not Applicable
        (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
        Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
        There were no matters submitted to security holders for a vote during the nine months ended September 30, 2001.
Item 5. Other Information
        None
Item 6. Exhibits and Reports on Form 8-K.
        A. There have been no reports filed on form 8-K for the nine months ended September 30, 2001.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY

/s/ George Ray
-----------------------------------
George Ray
President / Chief Executive Officer


Date:  November 7, 2001