Form 10KSB
period 2001-12-31
CBC HOLDING CO
filed 2002-04-01
CIK 1038359

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For fiscal year ended December 31, 2001

                               -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

           Commission file number             0-22451
                                  -------------------------------

                               CBC HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Georgia                                          58-2311557
------------------------------------                   ---------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

102 West Roanoke Drive, Fitzgerald, Georgia                   31750
-------------------------------------------            ---------------------
    (Address of Principal Executive Offices)                (Zip Code)

                                 (229) 423-4321
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $1.00 Per Share
---------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.   Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $5,104,907
                                                          -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The aggregate market value of the
                                        ---------------------------------
Company's common stock held by non-affiliates was approximately $6,461,442 as of
--------------------------------------------------------------------------------
March 15, 2002 based on an estimated share price of $13.25.
-----------------------------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 731,904 as of March 15, 2002
                                           ----------------------------

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, to be held on April 17, 2002, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................3

   Item 1.       Description of Business.......................................3
   Item 2.       Description of Properties....................................24
   Item 3.       Legal Proceedings............................................24
   Item 4.       Submission of Matters to a Vote of Security Holders..........24

PART II.......................................................................24

   Item 5.       Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................24
   Item 6.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................25
   Item 7.       Financial Statements.........................................25
   Item 8.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................25

PART III......................................................................25

   Item 9.       Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act...25
   Item 10.      Executive Compensation.......................................25
   Item 11.      Security Ownership of Certain Beneficial Owners and
                 Management...................................................26
   Item 12.      Certain Relationships and Related Transactions...............26
   Item 13.      Exhibits, Lists and Reports on Form 8-K......................26

SIGNATURES....................................................................27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

               Special Cautionary Notice Regarding Forward-Looking Statements

         Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CBC Holding Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

         .     The effects of future economic conditions;

         . Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

         . The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest-rate protection agreements, as well as interest-rate risks;

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

Market Area

         In 2001, Ben Hill County had a population of 17,484. The five-year population projection for Ben Hill County is 18,051. The average per capita income in Ben Hill County for 2001 was reported in a market and demographic study of the area to be $22,537. The number of households in Ben Hill County was 4,629 in 2001; the number of households projected at 2004 is 5,170. The number of persons employed in Ben Hill County in 2001, including the private, public and home sector, was 8,875. As a regional commercial center, Fitzgerald, Georgia has over 90 retail shops and an 80-bed full service medical center. There are over 34 manufacturing businesses in Ben Hill County with some concentration in timberwood products, 20 wholesale trade locations, and more than 90 retail locations. Additionally, agriculture is a major industry segment in Ben Hill County.

Lending Activities

         The Bank's primary market is Ben Hill County and its immediately surrounding counties. The Bank continues to focus on serving the short- and intermediate-term credit needs of individuals and businesses. Competitive factors have warranted or may warrant the extension of loan terms not otherwise offered; however, any such extension of terms is properly reviewed by appropriate bank personnel to ensure that credit quality is not materially impacted. The Bank continues to aggressively manage credit quality through conservative underwriting practices and the use of independent loan review on a monthly basis. Fixed-rate loans are generally made with a three- to five-year maturity in order to minimize interest-rate risk. When it has been deemed appropriate by management to maintain our goal of relationship banking, we have occasionally extended fixed-rate loans for longer terms than five years.

         Real Estate Loans. The Bank extends both commercial and residential real estate loans for construction, permanent, and construction-permanent financing, as well as offers home equity lines of credit, second mortgages and agriculture-related real estate loans. The Bank also originates long-term, fixed-rate mortgages that are funded through a mortgage broker. The Bank's real estate loans constitute approximately 51.7% of the Bank's total loan portfolio with over 48.0% of these loans having interest-rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a three- to five-year balloon basis. Competitive factors have warranted the extension of some real estate loans with a loan-to-value in excess of 90%. These loans, however, are otherwise conservatively underwritten and are monitored quarterly.

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

         The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. Over 90% of the Bank's equity lines of credit bear a rate that is variable and is generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

         Real estate loans approved under reasonable underwriting standards present a relatively low level of risk, especially in the absence of speculative lending. We believe the most prominent risks in the primary market area are those associated with declining economic conditions resulting in loss of industrial employment. Current economic conditions have not significantly impacted our real estate loan portfolio. Recent developments that may affect area employment are being monitored. Future conditions may impact debt serviceability, but we do not foresee a long-term deterioration in the real estate market that would materially impact the Bank's collateral coverage.

         Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, education loans and investments. Consumer loans held by the Bank constitute approximately 17.0% of all loans held. Additionally, approximately 68.7% of these consumer loans are fixed-rate loans generally with maturities ranging from one to five years. The Bank currently offers home equity lines of credit, which comprise approximately 13.5% of the Bank's total loans and have interest-rate terms that are variable rather than fixed. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed-rate loans with maturities ranging from three to five years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Competition continues to increase in this area. The competitive pressure has mainly come from outside the Bank's market and is primarily mail solicitations for secured and unsecured lines of credit and dealer financing for major purchases.

         Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership, or corporate borrowers for a variety of business purposes. Currently, commercial loans equal approximately 31.4% of total loans held. Of the Bank's commercial loans, 35.2% are adjustable-rate loans or mature within one year, 45.4% are fixed-rate loans with maturities of 60 months or less, and 19.4% are fixed-rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. Current economic conditions have led to a general slowdown in spending that has given rise to an increase in the need for short-term working capital and operating funds. The drop in interest rates over the past 14 months has helped offset the slowdown and lowered small business financing costs.

         The Bank continues to use loan programs offered by the Small Business Administration ("SBA") when appropriate. These loans carry the same risk as other credits, but the SBA guarantees associated with these loans allow the Bank to extend a loan that it might not otherwise have been able to approve without the SBA guarantee. Normally, SBA-guaranteed loans have a variable interest rate and tend to be attractive to the secondary market due to the strict underwriting guidelines associated with these type of loans.

         Agricultural Loans. The Bank makes loans to agricultural producers and to agriculture-related businesses. A majority of the Bank's agriculture loans have terms of one year or less and are for crop production. Other loans are real estate-related loans that have longer terms or are tied to a variable rate. The nature of agriculture-related loans creates additional risks not normally associated with other business loans, such as risks associated with inclement weather or volatile commodity markets. The expiration of the current farm bill produces an element of additional uncertainty; however, we anticipate that this legislative matter will be resolved and that an acceptable support program will be put in place.

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

Employees

         At December 31, 2001 the Bank had 23 full-time employees and 8 part-time employees. The Bank had 26 full-time equivalent employees at December 31, 2001. The Company considers the Bank's relationship with its employees to be excellent.

Competition

         The Bank is located in Fitzgerald, Georgia. The Bank's primary market area is defined as Ben Hill County. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2001, Fitzgerald was serviced by five financial institutions with a total of eight offices in Fitzgerald. As of June 30, 2001, total deposits within Fitzgerald for these institutions were approximately $197.3 million of which $53.9 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

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

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not yet elected to become a financial holding company at this time.

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

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the well-capitalized category.

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

         FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

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

         Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

         The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     . federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     . Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     . Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     . Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     . Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     . Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment of terms of, and property rights underlying, secured obligations of persons in military service; and

     . rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to the:

     . Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     . Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 15.6% and our ratio of Tier 1 Capital to risk-weighted assets was 14.3%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 9.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

         At December 31, 2001, the Bank was able to pay approximately $235,467 in dividends to the Company without prior regulatory approval.

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

Anti-Terrorism Legislation

         In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

     . to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     . to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     . to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     . to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     .   the development of internal policies, procedures, and controls;

     .   the designation of a compliance officer;

     .   an ongoing employee training program; and

     .   an independent audit function to test the programs.

         Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

         In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

                        Selected Statistical Information

         The following statistical information is provided for CBC Holding Company for the years ended December 31, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements provided in Exhibit 13.1 to this Annual Report.

                             STATISTICAL INFORMATION

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

  The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                               2001                                   2000
                                                  ---------------------------------      -------------------------------
                                                               Interest      Tax                    Interest     Tax
                                                   Average     Income/   Equivalent       Average   Income/   Equivalent
                                                   Balance     Expense      Yield         Balance   Expense     Yield
                                                  --------     -------      ------       --------   -------     --------
                                                                              (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold      $  3,555     $   105       2.95%       $  1,545   $    95     6.15%
Investment Securities:
  Taxable investment securities                      7,403         441       5.96%         11,036       665     6.03%
  Tax-exempt investment securities                   2,422          99       4.09%          2,413        99     4.10%
Loans (including loan fees)                         44,010       3,973       9.03%         39,351     3,792     9.64%
                                                  --------     -------       ----        --------   -------     ----
Total interest earning assets                       57,390       4,618       8.05%         54,345     4,651     8.56%
                                                               -------       ----                   -------     ----

Allowance for loan losses                            (518)                                   (488)
Cash & due from banks                                1,691                                  1,739
Premises and equipment                               1,945                                  2,011
Other assets                                         2,732                                  2,701
                                                  --------                               --------
  Total assets                                    $ 63,240                               $ 60,308
                                                  ========                               ========


Interest bearing liabilities:
  Deposits:
   Demand deposits                                   8,569         126       1.47%          8,370       163     1.95%
   Savings and Money Market                          7,801         232       2.97%          7,464       244     3.27%
   Time deposits                                    31,956       1,817       5.69%         29,491     1,711     5.80%
  Other borrowings                                     141           8       5.67%            809        57     7.05%
                                                  --------     -------       ----        --------   -------     ----
  Total interest bearing liabilities                48,467       2,183       4.50%         46,134     2,175     4.71%
                                                               -------       ----                   -------     ----

Non-interest bearing deposits                        6,591                                  7,027
Other liabilities                                      364                                    182
Stockholders' equity                                 7,818                                  6,965
                                                  --------                               --------
  Total liabilities and stockholders' equity      $ 63,240                               $ 60,308
                                                  ========                               ========

Net interest income                                            $ 2,435                              $ 2,476
Net interest spread                                                          3.54%                              3.84%
                                                                             ====                               ====
Net interest yield on average earning assets      $ 57,390     $ 2,435       4.24%       $ 54,345   $ 2,476     4.56%
                                                  ========     =======       ====        ========   =======     ====


Non-accruing loans are included in the average balances. For December 31, 2001 and 2000, average non-accruing loans were $64 thousand and $18 thousand, respectively.

Loan fees are included in the interest income computation and were $163,256 and $149,048 as of December 31, 2001 and 2000, respectively.

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


                                                   2000 Compared to 2001                 1999 Compared to 2000
                                                     Increase(decrease)                    Increase(decrease)
                                                     due to changes in                     due to changes in
                                                 -----------------------                -----------------------
                                                                 Yield/                                Yield/
                                                    Volume       Rate          Net        Volume       Rate           Net
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Interest earned on:
 Interest earning deposits and fed funds sold           124         (114)          10          (39)          15          (24)
 Investment securities:
   Taxable investment securities                       (219)          (5)        (224)         (92)         (15)        (107)
   Tax-exempt investment securities                       -            -            -          125          (45)          80
 Loans                                                  449         (268)         181          640           89          729
                                                 ----------   ----------   ----------   ----------   ----------   ----------
     Total interest income                              354         (387)         (33)         634           44          678
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Interest paid on:
 Deposits:
   Demand deposits                                        4          (41)         (37)         (12)          (2)         (14)
   Savings                                               11          (23)         (12)          38            4           42
   Time deposits                                        143          (37)         106          222           36          258
   Other borrowings                                     (47)          (2)         (49)          63          (18)          45
                                                 ----------   ----------   ----------   ----------   ----------   ----------
     Total interest expense                             111         (103)           8          310           21          331
                                                 ----------   ----------   ----------   ----------   ----------   ----------



II. Investment Portfolio - Carrying Value of Securities

     The following tables summarize the investment portfolio by type and maturity:


                                          Available for Sale
                                       -----------------------
                                           2001        2000
                                       ----------   ----------
                                       (Amounts in Thousands)

U.S. Government Agencies               $    3,948   $    8,738
State, county and municipal                 2,661        2,354
Debt securities                               200            -
Mortgage-Backed Securities                  2,008        2,097
                                       ----------   ----------
Total                                  $    8,817   $   13,189
                                       ==========   ==========

Expected Maturities
                                                                   Available for Sale
                             ------------------------------------------------------------------------------------------
                              Within             After One             After Five
                               One               But Within            But Within             After
                               Year       Yield  Five Years    Yield   Ten Years     Yield   Ten Years   Yield  Totals
                             --------    ------- ---------    -------- ---------    -------  ---------  ------ --------
                                                                   (Dollars in Thousands)
U.S. Government Agencies      $1,867        5.3%    $2,081         5.7%  $   -         -       $ -         -     3,948
State, county and municipal        -        -        1,724         5.8%    937         6.1%      -         -     2,661
Debt securities                    -        -          200         9.0%      -         -         -         -       200
Mortgage-Backed Securities         -        -        2,008         5.4%      -         -         -         -     2,008
                              ------        ---     ------         ---   -----         ---     ---       ---    ------
Total                         $1,867        5.3%    $6,013         5.7%  $ 937         6.1%    $ -         -    $8,817
                              ======        ===     ======         ===   =====         ===     ===       ===    ======






The Company had no securities classified as held to maturity or trading as of December 31, 2001 and 2000.

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                   2001                 2000
                                                ----------            ----------
                                                    (Dollars in Thousands)

Commercial                               $   13,459      31.4%  $   13,460     32.0%
Commercial - Business Real Estate             5,602      13.1%       5,570     13.2%
Real Estate - Construction                    1,578       3.7%       1,375      3.3%
Real Estate - Mortgage                       14,992      34.8%      14,354     34.2%
Installment Loans to Individuals              7,273      17.0%       7,281     17.3%
  Total Loans                                42,904     100.0%      42,040    100.0%
  Less: Allowance for Loan losses              (550)                  (512)
                                         ----------             ----------
    Total                                $   42,354             $   41,528
                                         ==========             ==========


                                                                                Rate Structure
                                             Maturity                            > One Year
                                             --------                          -----------------
                                             Over One      Due                 Fixed    Variable
                                   One Year  Through      After               Interest  Interest
                                   or Less  Five Years  Five Years   Total      Rate       Rate
                                  --------  ----------  ---------- --------   --------   ------
Commercial                        $  7,578   $  3,266   $  2,615   $ 13,459   $  5,899    $   -

Real estate - construction           1,341        237          -      1,578        231        -
                                  --------   --------   --------   --------   --------    -----
Total                             $  8,919   $  3,503   $  2,615   $ 15,037   $  6,130    $   -
                                  ========   ========   ========   ========   ========    =====



                       STATISTICAL INFORMATION (CONTINUED)

IV. Summary of Loan Loss Experience

                                                                2001         2000
                                                              --------    --------
                                                              (Amounts in Thousands)
Allowance for possible loan losses, beginning of period       $    512    $    450
                                                              --------    --------
Charge-offs:
 Commercial                                                          -          23
 Real estate - construction                                          -           -
 Real estate - mortgage                                              -           -
 Consumer loans                                                    116          33
                                                              --------    --------
  Total                                                            116          56
                                                              --------    --------
Recoveries:
 Commercial                                                          4           -
 Real estate - construction                                          -           1
 Real estate - mortgage                                              -           -
 Consumer loans                                                     40          39
                                                              --------    --------
  Total                                                             44          40
                                                              --------    --------
Net charge-offs                                                     72          16
                                                              --------    --------
Additions charged to operations                                    110          78
Adjustments                                                          -           -
                                                              --------    --------
Allowance for possible loan losses, end of period                  550         512
                                                              --------    --------
Average loans outstanding, net of unearned income             $ 44,010    $ 39,351
                                                              ========    ========
Ratio of net charge-offs during the period to average loans
 outstanding during the period                                    0.16%       0.04%
                                                                  ====        ====

Risk Elements
(Thousands)
                                                                2001         2000
                                                              --------    --------
Loans 90 days past due                                        $    272    $     39
Loans on nonaccrual                                                 64          18
Other Real Estate                                                    -           -
                                                              --------    --------
 Total Nonperforming assets                                   $    336    $     57
                                                              --------    --------
 Total Nonperforming assets as a
  Percentage of loans                                             0.76%       0.14%
                                                                  ====        ====

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2000:

                                                 Allocated  % of Total
                                                  Amount     Allowance
                                                ---------- ----------
Commercial                                             173       31.4%
Commercial - Business Real Estate                       72       13.1%
Real Estate - Construction                              20        3.7%
Real Estate - Mortgage                                 191       34.8%
Installment Loans to Individuals                        94       17.0%
                                                ---------- ----------
    Total                                              550     100.00%
                                                ========== ==========

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

V. Deposits

     The following table summarizes the average balances and average rates for deposit accounts:



                                                2001                   2000
                                              Average     Average     Average     Average
                                              Balance      Rate       Balance      Rate
                                            ---------    -------      --------    -------
                                                        (Dollars in Thousands)
Non-interest bearing deposits                   6,591                    7,027
Interest bearing demand deposits                8,569       1.47%        8,370       1.95%
Savings and money market deposits               7,801       2.97%        7,464       3.27%
Time deposits                                  31,956       5.69%       29,491       5.80%
                                            ---------    -------      --------    -------
Total average deposits                      $  54,917       3.96%     $ 52,352       4.05%
                                            =========    =======      ========    =======


     As of December 31, 2001 the amount outstanding of time certificates of deposit of $100,000 or more was $9,069 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                                      (Thousands)
     3 months or less                                      $    3,374
     over 3 through 6 months                                    4,010
     over 6 through 12 months                                   1,385
     over 12 months                                               300
                                                           ----------
          Total                                            $    9,069
                                                           ==========

VI. Selected Financial Data (amounts in thousands, except per share amounts)

     The following represents selected financial data for the years ended December 31, 2001 and 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                          2001          2000
                                                      ----------    ----------
Interest Income                                            4,619         4,652
Interest Expense                                           2,182         2,175
Net Interest Income                                        2,436         2,477
Provision for Loan Losses                                    110            78
Net Earnings                                                 440           500
Net Earnings Per Share                                      0.62          0.73
Total Average Stockholder's Equity                         7,818         6,965
Total Average Assets                                      63,240        60,308
Return on average assets                                    0.70%         0.83%
Return on average equity                                    5.63%         7.18%
Average equity to average asset ratio                      12.36%        11.55%

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

         On May 18, 2001, the Company issued 34,641 shares of its common stock to its existing shareholders as a stock dividend. The issuance of these shares to the Company's existing shareholders was exempt from registration under
Section 3(a)(9) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is included in the Company's Annual Report to Shareholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in the Company's Annual Report to Shareholders and are incorporated herein by reference:

         .     Independent Auditors' Report

         .     Consolidated Financial Statements:

               1. Consolidated Balance Sheets dated as of December 31, 2001 and 2000.
               2. Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999.
               3. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.
               4. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
               5.     Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002, under the headings "Proposal: Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002, under the heading "Compensation of Executive Officer and Directors" and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002, under the heading "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002, under the headings "Certain Relationships and Related Transactions" and "Compensation of Executive Officer and Directors," and are incorporated herein by reference.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit Number                     Exhibit
         --------------                     -------

              3.1            Articles of Incorporation./(1)/
              3.2            Bylaws./(1)/
              4.1 See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.
              13.1 CBC Holding Company 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.
              21.1           Subsidiaries of CBC Holding Company/(1)/
              24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

         ---------------------

         /(1)/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

(b)      Reports on Form 8-K filed in the fourth quarter of 2001:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CBC HOLDING COMPANY

                                       By: /s/ GEORGE M. RAY
                                           -------------------------------------
                                           George M. Ray
                                           President and Chief Executive Officer


                                       Date: March 20, 2002
                                             -----------------------------------

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

       Signature                        Title                          Date
       ---------                        -----                          ----

/s/ SIDNEY S. (BUCK) ANDERSON, JR.   Chairman of the Board,       March 20, 2002
----------------------------------   Director
Sidney S. (Buck) Anderson, Jr.


/s/ JAMES THOMAS CASPER, III         Director                     March 20, 2002
----------------------------------
James Thomas Casper, III


/s/ CHARLES A. CLARK, SR.            Director                     March 20, 2002
----------------------------------
Charles A. Clark, Sr.


/s/ JOHN T. CROLEY, JR.              Secretary, Vice              March 20, 2002
----------------------------------   Chairman, Director
John T. Croley, Jr.

       Signature                        Title                          Date
       ---------                        -----                          ----

/s/ A.B.C. (CHIP) DORMINY, III       Director                     March 20, 2002
----------------------------------
A.B.C. (Chip) Dorminy, III


/s/ JOHN S. DUNN                     Director                     March 20, 2002
----------------------------------
John S. Dunn


/s/ LEE PHILLIP LILES                Director                     March 20, 2002
----------------------------------
Lee Phillip Liles


/s/ STEVEN L. MITCHELL               Director                     March 20, 2002
----------------------------------
Steven L. Mitchell


/s/ JAMES A. PARROTT, II             Director                     March 20, 2002
----------------------------------
James A. Parrott, II


/s/ JACK F. PAULK                    Director                     March 20, 2002
----------------------------------
Jack F. Paulk

                                     President and Chief
/S/ GEORGE M. RAY                    Executive Officer,           March 20, 2002
----------------------------------   Director*
George M. Ray


/s/ HULIN REEVES, JR.                Director                     March 20, 2002
----------------------------------
Hulin Reeves, Jr.


/s/ ROBERT E. SHERRELL               Director                     March 20, 2002
----------------------------------
Robert E. Sherrell


/s/ JOHN EDWARD SMITH, III           Director                     March 20, 2002
----------------------------------
John Edward Smith, III


/s/ WYNDALL L. WALTERS               Director                     March 20, 2002
----------------------------------
Wyndall L. Walters

*  Principal Executive, Financial and Accounting Officer.

                                  EXHIBIT INDEX
                                  -------------

         Exhibit Number               Exhibit
         --------------               -------

              3.1            Articles of Incorporation./(1)/

              3.2            Bylaws./(1)/

              4.1 See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

              13.1 CBC Holding Company 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

              21.1           Subsidiaries of CBC Holding Company/(1)/

              24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

         ---------------------

         /(1)/ Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.