Form 10QSB
period 2002-03-31
CBC HOLDING CO
filed 2002-05-13
CIK 1038359

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2002
                                          --------------

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from ___________  to  ___________


Commission file number  0-22451
                       --------

                               CBC HOLDING COMPANY
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          GEORGIA                                          58-2311557
--------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

                             102 West Roanoke Drive
                            Fitzgerald, Georgia 31750
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (229) 423-4321
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes   X      No ___
    ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                             -------------------
value, 731,904 shares outstanding at March 31, 2002
---------------------------------------------------

Transitional Small Business Disclosure Format (check one):

 Yes ____    No  X
                ----

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

          Consolidated Balance Sheets (unaudited) - March 31, 2002 and
          December 31, 2001.                                                                    2

          Consolidated Statements of Income (unaudited) - For the Three Months
          Ended March 31, 2002 and 2001.                                                        3

          Consolidated Statements of Cash Flows (unaudited) - For the Three Months
          Ended March 31, 2002 and 2001.                                                        4

          Notes to Consolidated Financial Statements (unaudited)                                5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 7

PART II:  OTHER INFORMATION                                                                    10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

                         CBC Holding Company and Subsidiary
                             Consolidated Balance Sheets
                        March 31, 2002 and December 31, 2001
                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                             March 31,      December 31,
                                      Assets                                   2002             2001
                                                                           ------------     ------------
Cash and due from banks                                                    $  1,983,177     $  2,383,252
Federal funds sold                                                            5,373,000        6,473,000
                                                                           ------------     ------------
    Total cash and cash equivalents                                           7,356,177        8,856,252
                                                                           ------------     ------------
Securities available for sale, at fair value                                  7,142,897        8,816,719
Investment securities held to maturity                                        1,260,941                -
Federal Home Loan Bank stock, at cost                                           225,000          225,000
Loans, net of unearned income                                                45,375,744       42,904,199
Less - allowance for loan losses                                               (581,713)        (549,795)
                                                                           ------------     ------------
    Loans, net                                                               44,794,031       42,354,404
                                                                           ------------     ------------
Bank premises and equipment, less accumulated depreciation                    1,960,604        1,948,752
Accrued interest receivable                                                     486,106          586,894
Intangible assets                                                             1,668,127        1,668,127
Other assets and accrued income                                                  61,847          200,232
                                                                           ------------     ------------
   Total Assets                                                            $ 64,955,730     $ 64,656,380
                                                                           ============     ============
                       Liabilities and Shareholders' Equity

Deposits:
  Non-interest bearing demand                                              $  6,870,059     $  6,943,413
  Interest-bearing demand                                                    49,549,773       49,191,250
                                                                           ------------     ------------
    Total deposits                                                           56,419,832       56,134,663
Accrued interest payable                                                        149,862          198,717
Other liabilities and accrued expenses                                          134,868          166,757
                                                                           ------------     ------------
    Total liabilities                                                        56,704,562       56,500,137
                                                                           ------------     ------------
Shareholders' Equity
  Common stock, $1 par value, authorized 10,000,000 shares, issued
    and outstanding 731,904 shares                                              731,904          731,904
  Paid-in capital surplus                                                     6,816,170        6,816,170
  Retained earnings                                                             650,118          533,135
  Accumulated other comprehensive income                                         52,976           75,034
                                                                           ------------     ------------
    Total shareholders' equity                                                8,251,168        8,156,243
                                                                           ------------     ------------
      Total Liabilities and Shareholders' Equity                           $ 64,955,730     $ 64,656,380
                                                                           ============     ============

                       CBC Holding Company and Subsidiary
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                      March 31,
                                                              2002             2001
                                                           ----------      -----------
 Interest Income:
   Interest and fees on loans                              $  852,928      $ 1,030,686
   Income on federal funds sold                                26,973           14,448
   Interest on securities                                     106,753          175,569
                                                           ----------      -----------
     Total interest income                                    986,654        1,220,703
                                                           ----------      -----------
 Interest Expense:
   Interest on NOW and money market deposits                   48,388           73,074
   Interest on savings deposits                                18,300           25,810
   Interest on time deposits                                  335,225          490,662
   Other interest expense                                          -             7,649
                                                           ----------      -----------
     Total interest expense                                   401,913          597,195
                                                           ----------      -----------
   Net interest income before provision for loan losses       584,741          623,508
   Less - provision for loan losses                            37,500           24,500
                                                           ----------      -----------
     Net interest income after provision for loan losses      547,241          599,008
                                                           ----------      -----------
 Other Operating Income:
   Service charges on deposit accounts                         92,908           92,945
   Other service charges, commissions and fees                 27,280           21,443
   Other income                                                 7,449            5,575
                                                           ----------      -----------
     Total other operating income                             127,637          119,963
                                                           ----------      -----------
 Other Operating Expense:
   Salaries                                                   192,567          204,685
   Employee benefits                                           58,259           54,139
   Net occupancy expenses                                      43,055           44,364
   Equipment rental and depreciation of equipment              42,421           41,334
   Amortization                                                     -           44,882
   Other expenses                                             173,436          158,324
                                                           ----------      -----------
     Total other operating expenses                           509,738          547,728
                                                           ----------      -----------

 Income Before Income Taxes                                   165,140          171,243
   Income tax provision                                        48,157           53,508
                                                           ----------      -----------

 Net Income                                                   116,983          117,735
                                                           ==========      ===========

 Income Per Share*                                         $     0.16      $      0.17
                                                           ==========      ===========

 * Net Income / weighted average outstanding shares of 731,904 and 697,263 at March 31, 2002 and 2001, respectively

                       CBC Holding Company and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   2002               2001
                                                                              ------------       ------------
 Cash Flows from Operating Activities:
   Net income                                                                 $    116,983       $    117,735
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      37,500             24,500
     Depreciation                                                                   41,326             40,296
     Amortization of intangible assets                                                   -             44,882
     Changes in accrued income and other assets                                    209,286            100,852
     Changes in accrued expenses and other liabilities                             (39,494)           (64,567)
                                                                              ------------       ------------
        Net cash provided by operating activities                                  365,601            263,698
                                                                              ------------       ------------
 Cash Flows from Investing Activities:
   Net change in loans made to customers                                        (2,477,127)        (1,115,574)
   Purchase of securities available for sale                                             -           (789,818)
   Purchase of held to maturity securities                                      (1,260,941)                 -
   Proceeds from sales and maturities of available for sale securities           1,640,401          2,680,895
   Purchases of property and equipment                                             (53,177)           (21,941)
                                                                              ------------       ------------
        Net cash provided by (used in) investing activities                     (2,150,844)           753,562
                                                                              ------------       ------------
 Cash Flows from Financing Activities:
   Net change in demand and savings account                                        (73,354)           273,405
   Net change in other time deposits                                               358,523          1,030,619
                                                                              ------------       ------------
        Net cash provided by financing activities                                  285,169          1,304,024
                                                                              ------------       ------------
 Net Decrease in  Cash and Cash Equivalents                                     (1,500,074)         2,321,284
 Cash and Cash Equivalents, Beginning of Year                                    8,856,251          1,997,107
                                                                              ------------       ------------
 Cash and Cash Equivalents, End of Year                                       $  7,356,177       $  4,318,391
                                                                              ============       ============

 Supplement cash flow information:

 Cash paid for interest                                                       $    450,768       $    616,589
                                                                              ============       ============

 Cash paid for income taxes                                                   $     38,671       $    117,333
                                                                              ============       ============

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(1)  Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2)  New and Pending Pronouncements

       The Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This standard requires, among other things, that goodwill will not be amortized from the effective date of its adoption. Instead, goodwill and other intangibles will be subjected to an annual test for impairment of value. This will not only effect goodwill arising from acquisitions completed after the effective date, but will also effect any unamortized balance of goodwill. The Company currently has $1,668,127 in Goodwill recognized as an asset.

(3)  Other Comprehensive Income

       During the three months ended March 31, 2002, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2001 follows:

          Accumulated other comprehensive income at December 31, 2001              $ 75,034

          Other comprehensive income, net of tax:
           Change in unrealized gain (loss)
            on securities available for sale, net
            of deferred income tax expense of $27,291                               (22,058)
           Less: Reclassification adjustment for (gains) losses
                  realized in net income                                                  -
                                                                                   --------
                                                                                    (22,058)
                                                                                   --------
          Accumulated other comprehensive income at March 31, 2002                 $ 52,976
                                                                                   ========

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(4)  Supplemental Financial Data

       Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2002 and 2001 are:

                                           Three Months Ended
                                                March 31,
                                           2002          2001
                                         ---------     ---------
          Supplies                       $  17,389     $  16,197
          Directors fees                 $  14,850     $   9,900
          Advertising                    $  11,170     $  10,937

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2002 and 2001
--------------------------------------------------------------------------------

Interim Financial Condition
---------------------------

   CBC Holding Company (the "Company") reported total assets of $64,955,730 as of March 31, 2002, compared to $64,656,380 at December 31, 2001. The most significant change in the composition of assets was an increase in loans from $42,904,199 to $45,375,744 (5.8% increase).

Liquidity
---------

   The liquidity ratio for the Bank was 24.5% at March 31, 2002, compared to 27.6% at December 31, 2001. The Bank's liquid assets as a percentage of total deposits were 13.0% at March 31, 2002, compared to 15.8% at December 31, 2001. The Company has approximately $2,000,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2002. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $5,800,000 was available at March 31, 2002. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------

   The capital of the Company totaled $8,251,168 as of March 31, 2002. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10.2% at March 31, 2002, compared to 9.9% at December 31, 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2002, the Bank had a risk-weighted total capital ratio of 15.3% compared to 15.6% at December 31, 2001, and a Tier I risk-weighted capital ratio of 14.0%, compared to 14.3% at December 31, 2001.

Asset Quality
-------------

   Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $261,000, a decrease of $75,000 from December 31, 2001. There were no related party loans which were considered nonperforming at March 31, 2002. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                            March 31,     December 31,
                                                              2002            2001
                                                           -----------    ------------
       Loans on nonaccrual                                 $    62,000    $     63,902
       Loans greater than 90 days past due                     199,000         273,474
       Other real estate owned                                       -               -
       Other repossessed collateral                                  -               -
                                                           -----------    ------------

           Total nonperforming assets                      $   261,000    $    337,376
                                                           ===========    ============

       Total nonperforming assets as a percentage
       of total loans (gross) and other real estate               0.57%           0.76%
                                                                 -----           -----

   The allowance for loan losses totaled $581,713 at March 31, 2002, an increase of $31,918 from December 31, 2001. The allowance for loan losses represented 1.3% of total loans at March 31, 2002 and December 31, 2001, respectively. An analysis of the allowance for loan losses since December 31, 2001 follows:

       Allowance for loan losses at December 31, 2001                     $    549,795

       Charge-offs:
          Commercial                                                                 -
          Real Estate                                                                -
          Installment                                                            8,955
                                                                          ------------

            Total                                                                8,955
                                                                          ------------

       Recoveries:
          Commercial                                                                 -
          Real Estate                                                                -
          Installment                                                            3,373
                                                                          ------------

            Total                                                                3,373
                                                                          ------------

       Provision charged to income                                              37,500
                                                                          ------------

       Allowance for loan losses at March 31, 2002                        $    581,713
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

                       CBC Holding Company and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2002 and 2001
--------------------------------------------------------------------------------

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

Investment Securities
---------------------

   At March 31, 2002, the Bank had $7,142,897 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $52,976 on March 31, 2002. During the period ended March 31, 2002, the Bank purchased $1,260,941 in investment securities held for maturity. Also as of March 31, 2002, the maturities and calls of investment securities totaled $1,640,401, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

   Net interest income for the first three months of 2002 was $584,741, a decrease of $38,767 (6.2%) compared to the same period for 2001. Interest income for the first three months of 2002 was $986,654, representing a decrease of $234,049 (19.2%) over the same period in 2001. The decrease in interest income was primarily due to a decrease in interest rates charged to loan balances. Interest expense for the first three months of 2002 decreased $195,282 (32.7%) compared to the same period in 2001. The increase in interest expense is primarily due to a decrease in average interest bearing deposits.

   Amounts charged to expense related to the allowance for loan losses for the first three months of 2002 and 2001 were $37,500 and $24,500, respectively.

   Other operating income for the first three months of 2002 was $127,637, compared to $119,963 in 2001. The change is primarily attributable to an increase in service charges, commissions and fees.

   Other operating expenses for the first three months of 2002 were $510,637, a decrease of $37,091 (6.8%) compared to the same period for 2001. The change is primarily due to a decrease in amortization expenses of $44,882.

                            Community Banking Company
                                 and Subsidiary

--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
--------------------------

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 31, 2002.

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K.
   A. There have been no reports filed on form 8-K for the three months ended March 31, 2002.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY


/s/ George Ray
--------------
George Ray
President / Chief Executive Officer

Date: April 29, 2002