Form 10QSB
period 2002-06-30
CBC HOLDING CO
filed 2002-08-14
CIK 1038359

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
                                                         -------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
     For the transition period from                    to
                                    ------------------    -------------------

Commission file number      0-22451
                       ----------------


                              CBC HOLDING COMPANY
         ----------------------------------------------------------------
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

Yes      X        No
     ---------       ---------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 731,904 shares outstanding at June 30, 2002

Transitional Small Business Disclosure Format (check one):

 Yes              No    X
      -------        ---------

                               CBC Holding Company
                                 and Subsidiary

                                      INDEX

PART I: INANCIAL INFORMATION
ITEM 1. INANCIAL STATEMENTS                                              PAGE

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking
Company of Fitzgerald.

         Consolidated Balance Sheets (unaudited) - June 30, 2002 and
         December 31, 2001.                                               2

         Consolidated Statements of Income (unaudited) -
         For the Six Months Ended June 30, 2002 and 2001
         and For the Three Months Ended June 30, 2002 and 2001.           3

         Consolidated Statements of Cash Flows (unaudited) -
         For the Six Months Ended June 30, 2002 and 2001.                 4

         Notes to Consolidated Financial Statements (unaudited)           5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

PART II: OTHER INFORMATION                                               10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                       CBC Holding Company and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                   Assets


                                                         June 30,   December 31,
                                                           2002        2001
                                                       -----------  ------------
Cash and due from banks                                $ 1,834,769  $ 2,383,252
Federal funds sold                                       3,726,000    6,473,000
                                                       -----------  -----------

    Total cash and cash equivalents                      5,560,769    8,856,252
                                                       -----------  -----------


Securities available for sale, at fair value             6,500,929    8,816,719
Investment securities held to maturity                   2,255,210            -
Federal Home Loan Bank stock, at cost                      225,000      225,000
Loans, net of unearned income                           49,056,867   42,904,199
Less - allowance for loan losses                          (598,136)    (549,795)
                                                       -----------  -----------
    Loans, net                                          48,458,731   42,354,404
                                                       -----------  -----------


Bank premises and equipment, less accumulated
  depreciation                                           1,922,773    1,948,752
Accrued interest receivable                                553,515      586,894
Intangible assets, net of amortization                   1,668,127    1,668,127
Other assets and accrued income                             80,415      200,232
                                                       -----------  -----------
     Total Assets                                      $67,225,469   64,656,380
                                                       ===========  ===========

                 Liabilities and Shareholders' Equity

Deposits:
  Non-interest bearing                                 $ 7,194,615  $ 6,943,413
  Interest-bearing                                      51,275,158   49,191,250
                                                       -----------  -----------
    Total deposits                                      58,469,773   56,134,663


Accrued interest payable                                   138,364      198,717
Other liabilities and accrued expenses                     172,913      166,757
                                                       -----------  -----------
    Total liabilities                                   58,781,050   56,500,137
                                                       -----------  -----------


Shareholders' Equity
  Common stock, $1 par value, authorized 10,000,000
    shares, issued and outstanding 731,904 shares          731,904      731,904
  Paid-in capital surplus                                6,816,170    6,816,170
  Retained earnings                                        796,458      533,135
  Accumulated other comprehensive income                    99,887       75,034
                                                       -----------  -----------
    Total shareholders' equity                           8,444,419    8,156,243
                                                       -----------  -----------
                                                       $67,225,469  $64,656,380
      Total Liabilities and Shareholders' Equity       ===========  ===========

                       CBC Holding Company and Subsidiary
                        Consolidated Statements of Income
        For the Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                           June 30,                         June 30,
                                                     2002            2001            2002             2001
                                                    ------          ------          ------           ------
 Interest Income:
   Interest and fees on loans                      $  890,354      $1,016,241     $1,743,282       $2,046,927
   Income on federal funds sold                        23,044          23,576         50,017           38,024
   Interest on securities                             104,348         141,250        211,101          316,819
                                                   ----------      ----------     ----------       ----------
     Total interest income                          1,017,746       1,181,067      2,004,400        2,401,770
                                                   ----------      ----------     ----------       ----------
 Interest Expense:
   Interest on NOW and money market deposits           52,353          65,359        100,742          138,433
   Interest on savings deposits                        19,488          25,639         37,788           51,449
   Interest on time deposits                          313,279         467,718        648,503          958,380
   Other interest expense                                   -             662              -            8,311
                                                   ----------      ----------     ----------       ----------
     Total interest expense                           385,120         559,378        787,033        1,156,573
                                                   ----------        --------      ---------       ----------
   Net interest income before provision for loan
      losses                                          632,626         621,689      1,217,367        1,245,197
   Less - provision for loan losses                    37,500          28,500         75,000           53,000
                                                   ----------      ----------     ----------       ----------
     Net interest income after provision for loan
      losses                                          595,126         593,189      1,142,367        1,192,197
                                                   ----------      ----------     ----------       ----------
 Other Operating Income:
   Service charges on deposit accounts                108,181          93,303        201,089          186,248
   Other service charges, commissions and fees         16,857          16,848         44,137           38,291
   Other income                                         8,709           5,863         16,158           11,438
                                                   ----------      ----------     ----------       ----------
     Total other operating income                     133,747         116,014        261,384           235,97
                                                   ----------      ----------     ----------       ----------
 Other Operating Expense:
   Salaries                                           193,502         194,365        386,069          399,050
   Employee benefits                                   56,557          52,379        114,816          106,518
   Net occupancy expenses                              48,132          47,104         91,187           91,468
   Equipment rental and depreciation of equipment      42,366          41,448         84,787           82,782
   Amortization                                             -          44,883              -           89,765
   Other expenses                                     179,763         175,423        353,199          333,747
                                                   ----------      ----------     ----------       ----------
     Total other operating expenses                   520,320         555,602      1,030,058        1,103,330
                                                   ----------      ----------     ----------       ----------
 Income Before Income Taxes                           208,553         153,601        373,693          324,844

   Income tax provision                                62,214          42,831        110,371           96,339
                                                   ----------      ----------     ----------       ----------
 Net Income                                        $  146,339      $  110,770     $  263,322       $  228,505
                                                   ==========      ==========     ==========       ==========


 Income Per Share*                                 $     0.20      $     0.15     $     0.36       $     0.32
                                                   ==========      ==========     ==========       ==========


 Weighted average outstanding shares                  731,904         718,580        731,904          708,811
                                                   ==========      ==========     ==========       ==========

 *Net Income/weighted average outstanding shares

                      CBC Holding Company and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

 -------------------------------------------------------------------------------

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                             2002                   2001
                                                                                         -----------           -----------
Cash Flows from Operating Activities:
  Net income                                                                             $   263,322           $   228,505
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 75,000                53,000
    Depreciation                                                                              82,657                80,592
    Amortization of intangible assets                                                              -                89,765
    Changes in accrued income and other assets                                               123,309               111,463
    Changes in accrued expenses and other liabilities                                        (37,112)             (225,760)
                                                                                         -----------           -----------
      Net cash provided by operating activities                                              507,176               337,565
                                                                                         -----------           -----------
Cash Flows from Investing Activities:
  Net change in loans made to customers                                                   (6,179,327)           (2,852,513)
  Purchase of securities available for sale                                                        -              (795,033)
  Purchase of held to maturity securities                                                 (2,761,128)                    -
  Proceeds from sales, calls and maturities of available for sale securities               2,353,446             5,848,119
  Proceeds from calls and maturities of held to maturity securities                          505,918                     -
  Purchases of property and equipment                                                        (56,677)              (24,282)
                                                                                         -----------           -----------
      Net cash provided by (used in) investing activities                                 (6,137,768)            2,176,291
                                                                                         -----------           -----------
Cash Flows from Financing Activities:
  Net change in non-interest bearing deposits                                                251,202               (38,595)
  Net change in interest bearing deposits                                                  2,083,907                99,743
  Cash dividends paid                                                                              -                (2,948)
  Proceeds from short-term borrowings                                                              -                     -
                                                                                         -----------           -----------
      Net cash provided by financing activities                                            2,335,109                58,200
                                                                                         -----------           -----------
  Net Decrease in  Cash and Cash Equivalents                                              (3,295,483)            2,572,056
  Cash and Cash Equivalents, Beginning of Year                                             8,856,252             1,997,107
                                                                                         -----------           -----------
  Cash and Cash Equivalents, End of Year                                                 $ 5,560,769           $ 4,569,163
                                                                                         ===========           ===========
  Supplemental cash flow information:
  Cash paid for interest                                                                 $   847,386           $ 1,187,409
                                                                                         ===========           ===========
  Cash paid for income taxes                                                             $   138,671           $   227,133
                                                                                         ===========           ===========


                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

(3) Other Comprehensive Income

       During the six months ended June 30, 2002, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2001 follows:

        Accumulated other comprehensive income at December 31, 2001    $75,034

        Other comprehensive income, net of tax:
           Change in unrealized gain
             on securities available for sale, net
             of deferred income tax expense of $12,803                  24,853
           Less: Reclassification adjustment for (gains)
                 losses realized in net income                               -
                                                                       -------
                                                                        24,853
                                                                       -------

        Accumulated other comprehensive income at June 30, 2002        $99,887
                                                                       =======

                       CBC Holding Company and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

--------------------------------------------------------------------------------

(4)  Supplemental Financial Data

   Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2002 and 2001 are:

                        Three Months Ended     Six Months Ended
                             June 30,               June 30,
                         2002        2001       2002        2001
                       -------     -------    -------     -------
     Supplies          $12,000     $12,329    $29,389     $28,526
     Directors fees     14,950       9,900     29,700      19,800

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


Interim Financial Condition
---------------------------

   CBC Holding Company (the "Company") reported total assets of $67,225,469 as of June 30, 2002, compared to $64,656,380 at December 31, 2001. The principal change in the composition of assets since December 31, 2001 was an increase in loans from $42,904,199 to $49,056,867, a 14.3% increase.

Liquidity
---------

   The liquidity ratio for the Bank was 21.2% at June 30, 2002 compared to 27.6% at December 31, 2001. The Bank's liquid assets as a percentage of total deposits were 9.5% at June 30, 2002, compared to 15.8% at December 31, 2001. The Company has approximately $2,000,000 in available federal fund lines of credit with correspondent banks. The Company has not advanced on these lines during 2002. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $5,800,000 was available at June 30, 2002. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital
-------

   The capital of the Company totaled $8,444,419 as of June 30, 2002. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10.25% at June 30, 2002, compared to 9.9% at December 31, 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2002, the Bank had a risk-weighted total capital ratio of 14.4% compared to 15.6% at December 31, 2001, and a Tier I risk-weighted capital ratio of 13.2%, compared to 14.3% at December 31, 2001.

Asset Quality
-------------

   Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $32,000, a decrease of $305,376 from December 31, 2001. There were no related party loans, which were considered nonperforming at June 30, 2002. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                      June 30      December 31,
                                                        2002           2001
                                                      -------      ------------
Loans on nonaccrual                                   $     -          63,902
Loans greater than 90 days past due                    58,900         273,474
Other real estate owned                                     -               -
Other repossessed collateral                                -               -
                                                      -------        --------
     Total nonperforming assets                       $58,900        $337,376
                                                      =======        ========


Total nonperforming assets as a percentage
of total loans (gross) and other real estate             0.12%           0.76%
                                                         ----            ----


   The allowance for loan losses totaled $598,136 at June 30, 2002, an increase of $48,341 from December 31, 2001. The allowance for loan losses represented 1.2% and 1.3% of total loans at June 30, 2002 and December 31, 2001, respectively. An analysis of the allowance for loan losses since December 31, 2001 follows:

Allowance for loan losses at December 31, 2001                   $549,795

Charge-offs:
     Commercial                                                         -
     Real Estate                                                        -
     Installment                                                   39,093
                                                                 --------
        Total                                                      39,093
                                                                 --------

Recoveries:
     Commercial                                                         -
     Real Estate                                                        -
     Installment                                                   12,434
                                                                 --------
        Total                                                      12,434
                                                                 --------
Provision charged to income                                        75,000
                                                                 --------
Allowance for loan losses at June 30, 2002                       $598,136
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

                       CBC Holding Company and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

   The Bank was most recently examined by its primary regulatory authority in June 2002. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

Investment Securities
---------------------

   At June 30, 2002, the Bank had $6,500,929 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $99,887 on June 30, 2002. During the period ended June 30, 2002, the Bank purchased $2,761,128 in investment securities held to maturity. For the period ended June 30, 2002, the maturities and calls of investment securities totaled $2,859,364, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations
---------------------

   Interest income for the first six months of 2002 was $2,004,400, representing a decrease of $397,370 (16.5%) over the same period in 2001. Net interest income for the first six months of 2002 was 1,217,367, a decrease of $27,830 (2.2%) compared to the same period for 2001. The decrease in interest income was primarily due to a decrease in interest rates charged to loan balances. Interest expense for the first six months of 2002 decreased $369,540 (31.9%) compared to the same period in 2001. The decrease in interest expense is primarily due to an decrease in interest rates paid on deposit accounts.

   Amounts charged to expense related to the allowance for loan losses for the first six months of 2002 and 2001 were $75,000 and $53,000, respectively.

   Other operating income for the first six months of 2002 was $261,384, compared to $235,977 in 2001. The change is primarily attributable to an increase in service charge income on deposits accounts.

   Other operating expenses for the first six months of 2002 were $1,030,058, a decrease of $73,272 (6.6%) compared to the same period for 2001. The change is primarily due to a decrease in amortization expense on Goodwill of $89,765.

                            CBC Holding Company
                               and Subsidiary
--------------------------------------------------------------------------------


PART II: OTHER INFORMATION:
--------------------------

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities
     (a) Not Applicable
     (b) Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended June 30, 2002.

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K.
     A. There have been no reports filed on form 8-K for the three months ended June 30, 2002.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY


/s/ George M. Ray
-----------------
George M. Ray
President / Chief Executive Officer


Date:  August 8, 2002