Form 10QSB
period 2002-09-30
CBC HOLDING CO
filed 2002-11-15
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from to

Commission file number 0-22451

CBC HOLDING COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA (State or Other Jurisdiction of Incorporation or Organization)	58-2311557 (I.R.S. Employer Identification No.)

102 West Roanoke Drive, Fitzgerald, GA 31750
(Address of Principal Executive Offices)

(229) 423-4321
(Issuer’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 731,904 shares outstanding at September 30, 2002

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

CBC Holding Company
and Subsidiary

INDEX

			PAGE

PART I:	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

	The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald.

		Consolidated Balance Sheets (unaudited) – September 30, 2002 and December 31, 2001.	2

		Consolidated Statements of Income (unaudited) - For the Nine Months Ended September 30, 2002 and 2001 and For the Three Months Ended September 30, 2002 and 2001.	3

		Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2002 and 2001.	4

		Notes to Consolidated Financial Statements (unaudited)	5

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	ITEM 3.	Controls and Procedures	10

PART II:	OTHER INFORMATION		11

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

CBC Holding Company and Subsidiary
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$2,482,296	$2,383,252
Federal funds sold	3,169,000	6,473,000

Total cash and cash equivalents	5,651,296	8,856,252

Securities available for sale, at fair value	6,449,535	8,816,719
Investment securities held to maturity, at cost	2,001,911	—
Federal Home Loan Bank stock, at cost	225,000	225,000
Loans, net of unearned income	50,118,342	42,904,199
Less - allowance for loan losses	(633,087)	(549,795)

Loans, net	49,485,255	42,354,404

Bank premises and equipment, less accumulated depreciation	1,899,867	1,948,752
Accrued interest receivable	602,248	586,894
Intangible assets, net of amortization	1,668,127	1,668,127
Other assets and accrued income	102,414	200,232

Total Assets	$68,085,653	$64,656,380

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$7,770,797	$6,943,413
Interest-bearing	51,177,402	49,191,250

Total deposits	58,948,199	56,134,663
Accrued interest payable	125,435	198,717
Other liabilities and accrued expenses	318,908	166,757

Total liabilities	59,392,542	56,500,137

Shareholders’ Equity
Commom stock, $1 par value, authorized 10,000,000 shares, issued and outstanding 731,904 shares	731,904	731,904
Paid-in capital surplus	6,816,170	6,816,170
Retained earnings	977,479	533,135
Accumulated other comprehensive income	167,558	75,034

Total shareholders’ equity	8,693,111	8,156,243

Total Liabilities and Shareholders’ Equity	$68,085,653	$64,656,380

CBC Holding Company and Subsidiary
Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest Income:
Interest and fees on loans	$921,693	$1,012,956	$2,664,975	$3,059,883
Income on federal funds sold	18,428	27,623	68,445	65,647
Interest on securities	100,961	110,578	312,062	427,397

Total interest income	1,041,082	1,151,157	3,045,482	3,552,927

Interest Expense:
Interest on NOW and money market deposits	52,608	64,032	153,350	202,465
Interest on savings deposits	20,168	24,392	57,956	75,841
Interest on time deposits	302,417	449,951	950,920	1,408,331
Other interest expense	—	—	—	8,311

Total interest expense	375,193	538,375	1,162,226	1,694,948

Net interest income before provision for loan losses	665,889	612,782	1,883,256	1,857,979
Less - provision for loan losses	37,500	28,500	112,500	81,500

Net interest income after provision for loan losses	628,389	584,282	1,770,756	1,776,479

Other Operating Income:
Service charges on deposit accounts	118,827	108,793	319,916	295,041
Other service charges, commissions and fees	16,049	10,928	60,186	49,219
Other income	10,586	10,729	26,744	22,167

Total other operating income	145,462	130,450	406,846	366,427

Other Operating Expense:
Salaries	202,250	197,139	588,319	596,189
Employee benefits	58,322	54,632	173,138	161,150
Net occupancy expenses	61,097	58,201	173,092	170,783
Equipment rental and depreciation of equipment	32,028	30,852	96,007	92,520
Amortization	—	44,882	—	134,647
Other expenses	157,860	154,113	511,059	487,860

Total other operating expenses	511,557	539,819	1,541,615	1,643,149

Income Before Income Taxes	262,294	174,913	635,987	499,757
Income tax provision	81,273	53,048	191,644	149,387

Net Income	$181,021	$121,865	$444,343	$350,370

Income Per Share*	$0.25	$0.17	$0.61	$0.49

Weighted average outstanding shares	731,904	731,904	731,904	712,035

*	Net Income / weighted average outstanding shares

CBC Holding Company and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$444,343	$350,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	112,500	81,500
Depreciation	112,354	120,888
Amortization of intangible assets	—	134,647
Changes in accrued income and other assets	14,474	16,044
Changes in accrued expenses and other liabilities	99,196	(107,625)

Net cash provided by operating activities	782,867	595,824

Cash Flows from Investing Activities:
Net change in loans made to customers	(7,243,351)	(2,845,668)
Purchase of securities available for sale	—	(995,033)
Purchase of held to maturity securities	(2,764,026)	—
Proceeds from sales, calls and maturities of available for sale securities	2,507,372	6,118,099
Proceeds from calls and maturities of held to maturity securities	762,115	—
Purchases of property and equipment	(63,468)	(28,512)

Net cash provided by (used in) investing activities	(6,801,358)	2,248,886

Cash Flows from Financing Activities:
Net change in non-interest bearing deposits	810,447	671,634
Net change in interest bearing deposits	2,003,089	1,248,213
Cash dividends paid	—	(3,012)

Net cash provided by financing activities	2,813,536	1,916,835

Net Decrease in Cash and Cash Equivalents	(3,204,955)	4,761,545
Cash and Cash Equivalents, Beginning of Year	8,856,251	1,997,107

Cash and Cash Equivalents, End of Year	$5,651,296	$6,758,652

Supplemental cash flow information:

Cash paid for interest	$1,235,508	$1,743,412

Cash paid for income taxes	$135,900	$282,033

CBC Holding Company and Subsidiary
Notes to Consolidated Financial Statement
(Unaudited)

(1)      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2)      New and Pending Pronouncements

The Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. This standard requires, among other things, that goodwill will not be amortized from the effective date of its adoption. Instead, goodwill and other intangibles will be subjected to an annual test for impairment of value. This will not only effect goodwill arising from acquisitions completed after the effective date, but will also effect any unamortized balance of goodwill. The Company currently has $1,668,127 in Goodwill recognized as an asset.

(3)      Other Comprehensive Income

During the nine months ended September 30, 2002, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2001 follows:

Accumulated other comprehensive income at December 31, 2001	$75,034

Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $47,664	92,524
Less: Reclassification adjustment for (gains) losses realized in net income	—

92,524

Accumulated other comprehensive income at September 30, 2002	$167,558

CBC Holding Company and Subsidiary
Notes to Consolidated Financial Statement
(Unaudited)

(4)      Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2002 and 2001 are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Supplies	$14,304	$13,793	$43,693	$42,319
Directors fees	14,700	13,200	44,400	33,000

CBC Holding Company and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2002 and 2001

Interim Financial Condition

         CBC Holding Company (the “Company”) reported total assets of $68,085,653 as of September 30, 2002, compared to $64,656,380 at December 31, 2001. The principal change in the composition of assets since December 31, 2001 was an increase in loans from $42,904,199 to $50,118,342, a 16.9% increase.

Liquidity

         The liquidity ratio for the Bank was 18.7% at September 30, 2002 compared to 27.6% at December 31, 2001. The Bank’s liquid assets as a percentage of total deposits were 12.1% at September 30, 2002, compared to 15.8% at December 31, 2001. The Company has approximately $2,000,000 in available federal fund lines of credit with correspondent banks. The Company has not advanced on these lines during 2002. In addition, the Bank has a $5,800,000 line of credit with the Federal Home Loan Bank of which $5,800,000 was available at September 30, 2002. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

         The capital of the Company totaled $8,693,111 as of September 30, 2002. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 10.23% at September 30, 2002, compared to 9.9% at December 31, 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2002, the Bank had a risk-weighted total capital ratio of 13.6% compared to 15.6% at December 31, 2001, and a Tier I risk-weighted capital ratio of 12.4%, compared to 14.3% at December 31, 2001.

Asset Quality

         Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $215,000, a decrease of $122,376 from December 31, 2001. There were no related party loans, which were considered nonperforming at September 30, 2002. The composition of the nonperforming assets is presented in the following table:

CBC Holding Company and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2002 and 2001

	September 30 2002	December 31, 2001

Loans on nonaccrual	$28,000	$63,902
Loans greater than 90 days past due	187,000	273,474
Other real estate owned	—	—
Other repossessed collateral	—	—

Total nonperforming assets	$215,000	$337,376

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.43%	0.76%

         The allowance for loan losses totaled $633,087 at September 30, 2002, an increase of $83,292 from December 31, 2001. The allowance for loan losses represented 1.3% and 1.3% of total loans at September 30, 2002 and December 31, 2001, respectively. An analysis of the allowance for loan losses since December 31, 2001 follows:

Allowance for loan losses at December 31, 2001	$549,795

Charge-offs:
Commercial	—
Real Estate	—
Installment	44,759

Total	44,759

Recoveries:
Commercial	—
Real Estate	—
Installment	15,551

Total	15,551

Provision charged to income	112,500

Allowance for loan losses at September 30, 2002	$633,087

         The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or

CBC Holding Company and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2002 and 2001

may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

         The Bank was most recently examined by its primary regulatory authority in June 2002. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Bank’s liquidity, capital resources or operations.

Investment Securities

         At September 30, 2002, the Bank had $6,449,535 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $167,558 on September 30, 2002. During the period ended September 30, 2002, the Bank purchased $2,764,026 in investment securities held to maturity. For the period ended September 30, 2002, the maturities and calls of investment securities totaled $3,269,487, resulting in neither a gain nor loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations

         Interest income for the first nine months of 2002 was $3,045,482, representing a decrease of $507,445 (14.3%) over the same period in 2001. Net interest income for the first nine months of 2002 was 1,770,756, a decrease of $5,723 (0.4%) compared to the same period for 2001. The decrease in interest income was primarily due to a decrease in interest rates charged to loan balances. Interest expense for the first nine months of 2002 decreased $532,722 (31.5%) compared to the same period in 2001. The decrease in interest expense is primarily due to a decrease in interest rates paid on deposit accounts.

         Amounts charged to expense related to the allowance for loan losses for the first nine months of 2002 and 2001 were $112,500 and $81,500, respectively.

         Other operating income for the first nine months of 2002 was $406,846, compared to $366,427 in 2001. The change is primarily attributable to an increase in service charge income on deposits accounts.

         Other operating expenses for the first nine months of 2002 were $1,541,615, a decrease of $101,534 (6.2%) compared to the same period for 2001. The change is primarily due to a decrease in amortization expense on Goodwill of $134,647.

CBC Holding Company and Subsidiary
Item 3. Controls and Procedures
For the Nine Months Ended September 30, 2002

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (who also acts as the Company’s chief accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

CBC Holding Company
and Subsidiary
Part II. Other Information
For the Nine Months Ended September 30, 2002

PART II: OTHER INFORMATION:

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2.	Changes in Securities

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended September 30, 2002.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

A.	There have been no reports filed on form 8-K for the three months ended September 30, 2002.

B.	Exhibit 99.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY
/s/ GEORGE M. RAY

George M. Ray President / Chief Executive Officer (Also acting as chief accounting officer) Date: November 4, 2002

CBC Holding Company
and Subsidiary
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
For the Nine Months Ended September 30, 2002

I, George M. Ray, President and Chief Executive Officer (and as the chief accounting officer), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CBC Holding Company.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002
/s/ GEORGE M. RAY

George M. Ray President / Chief Executive Officer