Form 10KSB
period 2002-12-31
CBC HOLDING CO
filed 2003-03-28
CIK 1038359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For fiscal year ended DECEMBER 31, 2002
                                -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ____________

          Commission file number     0-22451
                                ------------------

                              CBC HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            GEORGIA                                              58-2311557
---------------------------------                           --------------------
  (State or Other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)


102 WEST ROANOKE DRIVE, FITZGERALD, GEORGIA                        31750
-------------------------------------------                      ----------
  (Address of Principal Executive Offices)                       (Zip Code)

                                 (229) 423-4321
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.
                                                            -----

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            -----------------
VALUE  $1.00  PER  SHARE
------------------------

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

State issuer's revenues for its most recent fiscal year:  $4,660,718
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE MARKET VALUE OF THE
                                         ---------------------------------
COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $6,521,054 AS OF
     ---------------------------------------------------------------------------
MARCH 14, 2003 BASED ON AN ESTIMATED SHARE PRICE OF $13.25.
-----------------------------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 731,904 AS OF MARCH 15, 2003
                                            ----------------------------

Transitional Small Business Disclosure format (check one):   Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit  99.2, as filed with this Form 10-KSB, is incorporated by reference into
Part  I.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002, which is filed with this Form 10-KSB as Exhibit 13.1, are incorporated by reference into Part II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders, to be held on April 16, 2003, are incorporated by reference into Part III.

                                            TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . .    16
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . .    16
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.    16
  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .    17
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . .    17
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . .    18
  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . .    18
  ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                     PART I


ITEM 1.   DESCRIPTION  OF  BUSINESS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CBC Holding Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     -    The effects of future economic conditions;

     - Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     - The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest-rate protection agreements, as well as interest-rate risks;

     - The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     - The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

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

General  Information
--------------------

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

Market  Area
------------

     In 2002, Ben Hill County had a population of 17,484. The three-year population projection for Ben Hill County is 17,554. The average per capita income in Ben Hill County for 2002 was reported in a market and demographic study of the area to be $22,547. The number of households in Ben Hill County
was 6,594 in 2002; the number of households projected at 2005 is 6,743.   The
number of persons employed in Ben Hill County in 2002, including the private, public and home sector, was 7,387. As a regional commercial center, Fitzgerald, Georgia has over 90 retail shops and an 75-bed full service medical center. There are over 40 manufacturing businesses in Ben Hill County with some concentration in timber and wood products, 20 wholesale trade locations, and more than 90 retail locations. Additionally, agriculture is a major industry segment in Ben Hill County.

Lending Activities
------------------

     The Bank's primary market is Ben Hill County and its immediately surrounding counties. The Bank continues to focus on serving the short- and intermediate-term credit needs of individuals and businesses. Competitive factors have warranted or may warrant the extension of loan terms not otherwise offered; however, any such extension of terms is properly reviewed by appropriate bank personnel to ensure that credit quality is not materially impacted. The Bank continues to aggressively manage credit quality through conservative underwriting practices and the use of independent loan review on a monthly basis. Fixed-rate loans are generally made with a three- to five-year maturity in order to minimize interest-rate risk. When it has been deemed appropriate by management to maintain our goal of relationship banking, we have occasionally extended fixed-rate loans for longer terms than five years. From time to time as necessary to maximize returns we participate in selected commercial credits outside our lending area. A majority of these participation loans are underwritten by Nexity Bank or Empire Financial Services and meet very strict underwriting guidelines.

     Real Estate Loans. The Bank extends both commercial and residential real estate loans for construction, permanent, and construction-permanent financing, as well as offers home equity lines of credit, second mortgages and
agriculture-related real estate loans.   The Bank also originates long-term,
fixed-rate mortgages that are funded through a mortgage broker. As of December 31, 2002, the Bank's real estate loans constituted approximately 57% of the Bank's total loan portfolio with over 58.0% of these loans having interest-rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a five-year balloon basis. Competitive factors have warranted the extension of some real estate loans with a loan-to-value in excess of 90%. These loans, however, are otherwise conservatively underwritten and are monitored quarterly.

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

     The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. As of December 31, 2002, all of the Bank's equity lines of credit were variable rate loans, which are generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

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

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, education loans and investments. As of December 31, 2002, consumer loans held by the Bank constituted approximately 14.0% of all loans held. Additionally, approximately 51.2% of these consumer loans are fixed-rate loans generally with maturities ranging from one to five years. Home equity lines of credit comprise approximately 7.1% of the Bank's total loans as of December 31, 2002. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed-rate loans with maturities ranging from three to five years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Competition continues to increase in this area. The competitive pressure has mainly come from outside the Bank's market and is primarily mail solicitations for secured and unsecured lines of credit and dealer financing for major purchases.

     Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership, or corporate borrowers for a variety of business purposes. As of December 31, 2002, commercial loans (not including commercial real estate) equaled approximately 21.7% of total loans held. Of the Bank's commercial loans, 85% are adjustable-rate loans or mature within one year, 14% are fixed-rate loans with maturities of 60 months or less, and 1% are fixed-rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates. Current economic conditions have led to a general slowdown in spending that has given rise to an increase in the need for short-term working capital and operating funds. The drop in interest rates over the past months has helped offset the slowdown and lowered small business financing costs.

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

Investments
-----------

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities including agencies. The Bank also invests in obligations of States and Municipalities. To a lesser degree, the bank may invest from time to time in trust-preferred securities.
No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Deposits
--------

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

Asset and Liability Management
------------------------------

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

Employees
---------

     At December 31, 2002 the Bank had 27 full-time equivalent employees. The Bank had 26 full-time equivalent employees at December 31, 2001. The Company considers the Bank's relationship with its employees to be excellent.

COMPETITION

The Bank is located in Fitzgerald, Georgia. The Bank's primary market area is defined as Ben Hill County. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2002, Fitzgerald was serviced by five financial institutions with a total of eight offices in Fitzgerald. As of June 30, 2002, total deposits within Fitzgerald for these institutions were approximately $215.1 million of which $58.6 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service helps it to compete with these institutions and to attract deposits and loans in our market area.

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

The Company
-----------

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

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

  - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

  -  Acquiring all or substantially all of the assets of any bank; or

  -  Merging or consolidating with any other bank holding company.

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

     For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or the Company.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is refutably presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although refutable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

  - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

     Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

  -  Banking or managing or controlling banks; and

  - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  -  Factoring accounts receivable;

  - Making, acquiring, brokering or servicing loans and usual related activities;

  -  Leasing personal or real property;

  -  Operating a non-bank depository institution, such as a savings association;

  -  Trust company functions;

  -  Financial and investment advisory activities;

  -  Conducting discount securities brokerage activities;

  - Underwriting and dealing in government obligations and money market instruments;

  -  Providing specified management consulting and counseling activities;

  -  Performing selected data processing services and support services;

  - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  -  Performing selected insurance underwriting activities.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  -  Lending, trust and other banking activities;

  - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

  -  Providing financial, investment, or advisory services;

  - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

  -  Underwriting, dealing in or making a market in securities;

  - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

  - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

  -  Merchant banking through securities or insurance affiliates; and

  -  Insurance company portfolio investments.

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

The Bank
--------

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

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2002, we qualified for the well-capitalized category.

      Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

     An institution that is engaged in any of the "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

  - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

  - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003.
While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

     Due to the high compliance burdens associated with high cost home loans in Georgia, the Company has determined that it will not make such loans in Georgia in 2003. However, because the Company generally has not made a significant number of "high cost home loans" in prior years, ceasing to make high cost loans should not have a significant impact on the Company's lending volume. With respect to our other lending, we have implemented procedures to comply with GFLA.

     The deposit operations of the Bank are subject to:

  - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy
----------------

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 14.7% and our ratio of Tier 1 Capital to risk-weighted assets was 13.5%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 9.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "The Bank-Prompt Corrective Action" above.

Payment of Dividends
--------------------

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2002, the Bank was able to pay approximately $320,000 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates
--------------------------------------------

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

  -  a bank's loans or extensions of credit to affiliates;

  -  a bank's investment in affiliates;

  - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

  - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

  - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Privacy
-------

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation
--------------------------

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

  - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

  - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  -  the development of internal policies, procedures, and controls;

  -  the designation of a compliance officer;

  -  an ongoing employee training program; and

  -  an independent audit function to test the programs.

     Pursuant to the mandate of the US PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury to adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Under the new rules, a financial institution is required to:

  - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

  -  notify FinCEN if an account or transaction is identified;

  -  designate a contact person to receive information requests;

  -  limit use of information provided by FinCEN to: (1) reporting to FinCEN,
     (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

  - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

Proposed Legislation and Regulatory Action
------------------------------------------

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices
---------------------------------------

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


SELECTED STATISTICAL INFORMATION

     The statistical information required for this item is provided in Exhibit
99.2 to this annual report on Form 10-KSB which is incorporated herein by reference. This data provided in Exhibit 99.2 should be read in conjunction with the financial statements provided in Exhibit 13.1 to this annual report on Form 10-KSB.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Bank owns the property at which the Company's and the Bank's main office is located in Fitzgerald, Georgia, at 102 West Roanoke Drive. The two-story brick building contains approximately 11,152 square feet, with an attached drive-up canopy of approximately 1,400 square feet. The Bank is located on approximately 1.4 acres of land and contains 39 regular parking spaces and two handicap spaces. The Bank's main office has multiple teller stations, including drive-up teller stations, and one ATM. The banking platform is across the lobby area from the teller stations, and behind this area are offices for lending functions. The facility contains a training room, operations space, and a boardroom on the upper level, with significant room for expansion. The Bank opened a two-lane drive-through facility located on South Main Street in Fitzgerald in January 1998. In the opinion of Management, both the Bank's main office and its two-lane drive-through facility are adequately covered by insurance.

     Other than through the normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The response to this Item is included in the preface page to the Company's Annual Report to shareholders, which is incorporated herein by reference, and in
Item 10 of Part III of this Form 10-KSB.


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


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders and are incorporated herein by reference:

     -    Independent Auditors' Report

     -    Consolidated Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2002 and
               2001.
          2. Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.
          3. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.
          4. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.
          5.   Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003, under the headings "Proposal: Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003, under the heading "Compensation of Executive Officer and Directors" and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

                                          Equity Compensation Plan Table
----------------------------------------------------------------------------------------------------------------
                                       (a)                           (b)                          (c)
-------------------------  ---------------------------  -----------------------------  -------------------------
Plan category              Number of securities to be     Weighted-average exercise       Number of securities
                             issued upon exercise of        price of outstanding        remaining available for
                              outstanding options,      options, warrants and rights     future issuance under
                               warrants and rights                                     equity compensation plans
                                                                                         (excluding securities
                                                                                        reflected in column (a))
-------------------------  ---------------------------  -----------------------------  -------------------------
Equity compensation plans
approved by security                  N/A                          N/A                            N/A
holders
-------------------------  ---------------------------  -----------------------------  -------------------------
Equity compensation plans
not approved by security              N/A                          N/A                            N/A
holders
-------------------------  ---------------------------  -----------------------------  -------------------------
Total                                 N/A                          N/A                            N/A
-------------------------  ---------------------------  -----------------------------  -------------------------

     The additional responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003, under the heading "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 16, 2003, under the headings "Related Party Transactions" and "Compensation of Executive Officer and Directors," and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                              Exhibit
--------------                              -------

 n/a            Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

 3.1            Articles of Incorporation.(1)

 3.2            Bylaws.(1)

 4.1            See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

 13.1           CBC Holding Company 2002 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
                Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

 13.2           Statistical information required by Item 1 of Part I of this annual report on Form
                10-KSB

 21.1           Subsidiaries of CBC Holding Company(1)

 24.1           Power of Attorney (appears on the signature pages to this Annual Report on Form
                10-KSB).

99.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

99.2            Statistical information required by Item 1 of Part I of this annual report on Form
                10-KSB

-------------------------------
     (1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

(b)  Reports on Form 8-K filed in the fourth quarter of 2001: None.

ITEM 14.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and acting Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, George M. Ray, our Chief Executive Officer and acting Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CBC HOLDING COMPANY



                                By:  /s/ George M. Ray
                                   ---------------------------------------
                                     George M. Ray
                                     President and Chief Executive Officer


                                Date:  March 18, 2002
                                     -------------------------------------

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

SIGNATURE                                              TITLE                           DATE
----------------------------------  --------------------------------------------  --------------

/s/ Sidney S. (Buck) Anderson, Jr.  Chairman of the Board, Director               March 18, 2003
----------------------------------
Sidney S. (Buck) Anderson, Jr.


/s/ James Thomas Casper, III        Director                                      March 18, 2003
----------------------------------
James Thomas Casper, III


/s/ Charles A. Clark, Sr.           Director                                      March 18, 2003
----------------------------------
Charles A. Clark, Sr.


/s/ John T. Croley, Jr.             Secretary, Vice Chairman, Director            March 18, 2003
----------------------------------
John T. Croley, Jr.


/s/ A.B.C. (Chip) Dorminy, III      Director                                      March 18, 2003
----------------------------------
A.B.C. (Chip) Dorminy, III


SIGNATURE                           TITLE                                         DATE
----------------------------------  --------------------------------------------  --------------

/s/ John S. Dunn                    Director                                      March 18, 2003
----------------------------------
John S. Dunn


/s/ Lee Phillip Liles               Director                                      March 18, 2003
----------------------------------
Lee Phillip Liles


/s/ Steven L. Mitchell              Director                                      March 18, 2003
----------------------------------
Steven L. Mitchell


/s/ James A. Parrott, II            Director                                      March 18, 2003
----------------------------------
James A. Parrott, II


/s/ Jack F. Paulk                   Director                                      March 18, 2003
----------------------------------
Jack F. Paulk

                                    Director, President, Chief Executive Officer
/s/ George M. Ray                   and Acting Chief Financial Officer *          March 18, 2003
----------------------------------
George M. Ray


/s/ Hulin Reeves, Jr.               Director                                      March 18, 2003
----------------------------------
Hulin Reeves, Jr.


/s/ Robert E. Sherrell              Director                                      March 18, 2003
----------------------------------
Robert E. Sherrell


/s/ John Edward Smith, III          Director                                      March 18, 2003
----------------------------------
John Edward Smith, III


/s/ Wyndall L. Walters              Director                                      March 18, 2003
----------------------------------
Wyndall L. Walters

*  Principal Executive, Financial and Accounting Officer.

                CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, George M. Ray, the Chief Executive Officer and acting Chief Financial Officer of the registrant, certify that:

1.   I have reviewed this annual report on Form 10-KSB of CBC Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c). presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 18, 2003


/s/ George M. Ray
--------------------
George M. Ray
Chief Executive Officer/ Acting Chief Financial Officer

                                             EXHIBIT INDEX
                                             -------------

Exhibit Number  Exhibit
--------------  -------

 n/a            Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

 3.1            Articles of Incorporation.(1)

 3.2            Bylaws.(1)

 4.1            See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

 13.1           CBC Holding Company 2002 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
                Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

 13.2           Statistical information required by Item 1 of Part I of this annual report on Form
                10-KSB

 21.1           Subsidiaries of CBC Holding Company(1)

 24.1           Power of Attorney (appears on the signature pages to this Annual Report on Form
                10-KSB).

99.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

99.2            Statistical information required by Item 1 of Part I of this annual report on Form
                10-KSB

---------------
(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.