Form 10QSB
period 2003-03-31
CBC HOLDING CO
filed 2003-05-14
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended    March 31, 2003
                                    -----------------

[   ]  Transition report under Section 13 or 15 (d) of the Exchange Act
     For the transition period from to

Commission file number     0-22451
                       -----------

                               CBC HOLDING COMPANY
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

  GEORGIA                                                     58-2311557
-------------                                                 ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                             102 West Roanoke Drive
                                  P.O. Box 130
                            Fitzgerald, Georgia 31750
                    (Address of Principal Executive Offices)

                                  (229) 423-4321
                                  ----------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes    X    No
    ------     ------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,904 shares outstanding at March 31, 2003
--------------------------------------------


Transitional Small Business Disclosure Format (check one):

 Yes        No    X
    ------     ------

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

          Consolidated Balance Sheets (unaudited) - March 31, 2003 and
          December 31, 2002.                                                            2

          Consolidated Statements of Income (unaudited) - For the Three Months
          Ended March 31, 2003 and 2002.                                                3

          Consolidated Statements of Cash Flows (unaudited) - For the Three Months
          Ended March 31, 2003 and 2002.                                                4

          Notes to Consolidated Financial Statements (unaudited)                        5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         7

ITEM 3.   Controls and Procedures                                                      10

PART II:  OTHER INFORMATION                                                            11

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

                           CBC HOLDING COMPANY AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 2003 AND DECEMBER 31, 2002
----------------------------------------------------------------------------------------
                                                              March 31,     December 31,
ASSETS                                                          2003            2002
                                                            ------------  --------------
 Cash and due from banks                                    $ 2,188,851   $   2,595,922
 Federal funds sold                                          10,545,000       8,278,000
                                                            ------------  --------------
  Total cash and cash equivalents                            12,733,851      10,873,922
                                                            ------------  --------------

 Securities available for sale, at fair value                 6,035,666       6,234,173
 Securities held to maturity, at cost (fair market value      1,504,657       2,500,128
   approximates $1,506,223 at March 31, 2003 and
   $2,506,653 at December 31, 2002
 Federal Home Loan Bank stock, restricted, at cost              225,000         225,000

 Loans, net of unearned income                               51,075,418      49,907,460
 Less - allowance for loan losses                              (652,810)       (606,601)
                                                            ------------  --------------
  Loans, net                                                 50,422,608      49,300,859
                                                            ------------  --------------

 Bank premises and equipment, net                             1,872,739       1,870,904
 Intangible assets, net of amortization                       1,668,127       1,668,127
 Accrued interest receivable                                    438,280         563,197
 Other assets                                                    87,605          68,247
                                                            ------------  --------------
   TOTAL ASSETS                                             $74,988,533   $  73,304,557
                                                            ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
  Non-interest bearing                                      $ 8,226,936   $   8,197,101
  Interest bearing                                           57,340,591      55,895,067
                                                            ------------  --------------
   Total deposits                                            65,567,527      64,092,168

 Accrued interest payable                                       124,924         145,407
 Accrued expenses and other liabilities                         281,680         213,238
                                                            ------------  --------------
   Total liabilities                                         65,974,131      64,450,813
                                                            ------------  --------------

 Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
   issued and outstanding 731,904 in 2003 and 2002              731,904         731,904
  Paid-in capital surplus                                     6,816,170       6,816,170
  Retained earnings                                           1,354,197       1,179,008
  Accumulated other comprehensive income                        112,131         126,662
                                                            ------------  --------------
   Total shareholders' equity                                 9,014,402       8,853,744
                                                            ------------  --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $74,988,533   $  73,304,557
                                                            ============  ==============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
--------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2003      2002
                                                        --------  --------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                            $874,373  $852,928
  Interest on securities:
    Taxable income                                        60,700    72,530
    Non-taxable income                                    25,949    26,090
  Income on federal funds sold                            26,998    26,973
  Other interest income                                    6,993     8,133
                                                        --------  --------
    Total interest and dividend income                   995,013   986,654
                                                        --------  --------

INTEREST EXPENSE:
  Deposits                                               346,425   401,913
  Other interest expense                                       -         -
                                                        --------  --------
    Total interest expense                               346,425   401,913
                                                        --------  --------

  Net interest income before provision for loan losses   648,588   584,741
  Less - provision for loan losses                        42,000    37,500
                                                        --------  --------
  Net interest income after provision for loan losses    606,588   547,241
                                                        --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts                    121,722    92,908
  Other service charges, commissions and fees             39,226    27,280
  Gain (loss) on sale / calls of investment securities       979         -
  Other income                                             6,951     7,449
                                                        --------  --------
    Total noninterest income                             168,878   127,637
                                                        --------  --------

NONINTEREST EXPENSE:
  Salaries                                               201,879   192,567
  Employee benefits                                       60,950    58,259
  Net occupancy expense                                   46,023    43,055
  Equipment rental and depreciation of equipment          40,381    42,421
  Other expenses                                         174,414   173,436
                                                        --------  --------
    Total noninterest expense                            523,647   509,738
                                                        --------  --------

INCOME BEFORE INCOME TAXES                               251,819   165,140
  Less - provision for income taxes                       76,630    48,157
                                                        --------  --------
NET INCOME                                              $175,189  $116,983
                                                        ========  ========

Income per share *                                      $   0.24  $   0.16
                                                        ========  ========

* Net income /weighted average outstanding shares of 731,904 at March 31, 2003 and 2002

                       CBC HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                            March 31,
                                                                       2003          2002
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   175,189   $   116,983
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                                             42,000        37,500
  Depreciation                                                          39,280        41,326
  Gains on sales / calls of investment securities                         (979)            -
  Changes in accrued income and other assets                           105,559       209,286
  Changes in accrued expenses and other liabilities                     55,445       (39,494)
                                                                   ------------  ------------
    Net cash provided by operating activities                          416,494       365,601
                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                  (1,163,749)   (2,477,127)
  Proceeds from maturities/calls of available for sale securities      176,490     1,640,401
  Purchase of held to maturity securities                           (1,004,472)   (1,260,941)
  Proceeds from calls held to maturity securities                    2,000,922             -
  Property and equipment expenditures                                  (41,115)      (53,177)
                                                                   ------------  ------------
    Net cash provided by (used in) investing activities                (31,924)   (2,150,844)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                               1,475,359       285,169
                                                                   ------------  ------------
Net cash provided by financing activities                            1,475,359       285,169
                                                                   ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,859,929    (1,500,074)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        10,873,922     8,856,251
                                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $12,733,851   $ 7,356,177
                                                                   ============  ============

SUPPLEMENTAL CASH FLOW INFORMATIONS:
Cash paid for interest                                             $   366,911   $   450,768
                                                                   ============  ============
Cash paid for income taxes                                         $     1,712   $    38,671
                                                                   ============  ============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(1)  BASIS  OF  PRESENTATION

     The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

(3)  OTHER  COMPREHENSIVE  INCOME

     During the three months ended March 31, 2003, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2002 follows:



     Accumulated other comprehensive income at December 31, 2002    $126,662

     Other comprehensive income, net of tax:
       Change in unrealized gain (loss)
         on securities available for sale, net
         of deferred income tax expense of $6,981                   (13,552)
       Less: Reclassification adjustment for (gains) losses
           realized in net income                                      (979)
                                                                   ---------
                                                                    (14,531)
                                                                   ---------

     Accumulated other comprehensive income at March 31, 2003      $112,131
                                                                   =========

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(4)  SUPPLEMENTAL  FINANCIAL  DATA

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2003 and 2002 are:



                                            Three Months Ended
                                                 March 31,
                                               2003     2002
                                             -------  -------
     Supplies                                $20,089  $17,389
     Directors fees                          $14,400  $14,850

                       CBC Holding Company and Subsidiary
      Item 2.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2003 and 2002
--------------------------------------------------------------------------------

INTERIM FINANCIAL CONDITION
     CBC Holding Company (the "Company") reported total assets of $74,988,533 as of March 31, 2003, compared to $73,304,557 at December 31, 2002. The most significant change in the composition of assets was an increase in loans from $49,907,460 to $51,075,418 (2.3% increase).

LIQUIDITY
     The liquidity ratio for the Bank was 26.8% at March 31, 2003, compared to 27.6% at December 31, 2002. The Company has approximately $2,700,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2003. In addition, the Bank has a $7,330,000 line of credit with the Federal Home Loan Bank of which $7,330,000 was available at March 31, 2003. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL
     The capital of the Company totaled $9,014,402 as of March 31, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.9% at March 31, 2003, compared to 9.9% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2003, the Bank had a risk-weighted total capital ratio of 14.8% compared to 14.7% at December 31, 2002, and a Tier I risk-weighted capital ratio of 13.6%, compared to 13.5% at December 31, 2002.

ASSET QUALITY
     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $268,000, an increase of $126,000 from December 31, 2002. There were no related party loans which were considered nonperforming at March 31, 2003. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company and Subsidiary
      Item 2.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                    March 31,    December 31,
                                                      2003           2002
                                                   -----------  --------------
     Loans on nonaccrual                           $  150,000   $           -
     Loans greater than 90 days past due              118,000         142,000
     Other real estate owned                                -               -
     Other repossessed collateral                           -               -
                                                   -----------  --------------

       Total nonperforming assets                  $  268,000   $     142,000
                                                   ===========  ==============

     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate        0.52%           0.28%
                                                   -----------  --------------

     The allowance for loan losses totaled $652,810 at March 31, 2003, an increase of $46,209 from December 31, 2002. The allowance for loan losses represented 1.3% of total loans at March 31, 2003 and and 1.2% of total loans at December 31, 2002, respectively. An analysis of the allowance for loan losses since December 31, 2002 follows:

     Allowance for loan losses at December 31, 2002       $606,601

     Charge-offs:
       Commercial                                                -
       Real Estate                                               -
       Installment                                           1,186
                                                          --------

         Total                                               1,186
                                                          --------

     Recoveries:
       Commercial                                                -
       Real Estate                                             356
       Installment                                           5,039
                                                          --------

          Total                                              5,395
                                                          --------

     Provision charged to income                            42,000
                                                          --------

     Allowance for loan losses at March 31, 2003          $652,810
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

     The Bank was most recently examined by its primary regulatory authority in March 2002. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES
     At March 31, 2003, the Bank had $6,035,666 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $112,131 on March 31, 2003. During the period ended March 31, 2003, the Bank purchased $1,004,472 in investment securities held for maturity and $0 in investment securities available for sale. Also as of March 31, 2003, the calls of investment securities held to maturity totaled
$2,000,922, resulting in a gain of $979 and calls, maturities and principle paydowns of investment securities available for sale totaled $176,490. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

RESULTS OF OPERATIONS
     Net interest income for the first three months of 2003 was $606,588, an increase of $59,347 (10.8%) compared to the same period for 2002. Interest income for the first three months of 2003 was $995,013 representing an increase of $8,359 (.85%) over the same period in 2002. The increase in interest income was primarily due to a increase in interest earned on loans . Interest expense for the first three months of 2003 decreased $55,488 (16.0%) compared to the same period in 2002. The decrease in interest expense is primarily due to a decrease in interest rates paid on deposits.

     Amounts charged to expense related to the allowance for loan losses for the first three months of 2003 and 2002 were $42,000 and $37,500, respectively.

     Other operating income for the first three months of 2003 was $168,878, compared to $127,637 in 2002. The change is primarily attributable to an increase in service charges, commissions and fees.

     Other operating expenses for the first three months of 2003 were $523,647, an increase of $13,909 (2.73%) compared to the same period for 2002. The change is primarily due to an increase in salaries and benefits of $12,003.

                       CBC Holding Company and Subsidiary
                        Item 3.  Controls and Procedures
                    For the Three Months Ended March 31, 2003
--------------------------------------------------------------------------------
Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

                               CBC Holding Company
                                 and Subsidiary
                           Part II.  Other Information
                    For the Three Months Ended March 31, 2003
--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item  2.  Changes  in  Securities
     (a)  Not  Applicable
     (b)  Not  Applicable
Item  3.  Defaults  Upon  Senior  Securities
     Not  Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 31, 2003.
Item  5.  Other  Information
     None
Item  6.  Exhibits  and  Reports  on  Form  8-K.
     A.   There  have  been  no  reports  filed on form 8-K for the three months ended  March  31,  2003.
     B.   Exhibit  99.1

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC  HOLDING  COMPANY


/s/  George  M.  Ray
--------------------
George  M.  Ray
President  /  Chief  Executive  Officer


Date:  May 2, 2003

                               CBC Holding Company
                                 and Subsidiary
           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                    For the Three Months Ended March 31, 2003
--------------------------------------------------------------------------------

I,  George  M.  Ray,  President  and  Chief  Executive  Officer,  certify  that:

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

     b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:     May  2,  2003

/s/  George  M.  Ray
--------------------
George  M.  Ray
President  /  Chief  Executive  Officer