Form 10QSB
period 2003-06-30
CBC HOLDING CO
filed 2003-08-14
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of  1934
           For  the  quarterly  period  ended    June  30,  2003
                                              ------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                      --------------------------
731,904  shares  outstanding  at  June  30,  2003
-------------------------------------------------


Transitional  Small  Business  Disclosure  Format  (check  one):

Yes             No      X
     ---------      ---------

                               CBC Holding Company
                                 and Subsidiary

                                      INDEX

PART  I:  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS                                             PAGE

The  following  financial  statements  are  provided for CBC
Holding  Company  and the subsidiary bank, Community Banking
Company  of  Fitzgerald

          Consolidated Balance Sheets (unaudited) - June 30, 2003
          and  December  31,  2002.                                            2

          Consolidated  Statements  of  Income (unaudited) -
          For  the  Six  Months Ended June 30, 2003 and 2002
          and  For  the Three Months Ended June 30, 2003 and
          2002.                                                                3

          Consolidated  Statements of Cash Flows (unaudited)
          - For the Six Months Ended June 30, 2003 and 2002.                   4

          Notes  to  Consolidated  Financial  Statements
          (unaudited)                                                          5

ITEM 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results  of  Operations                               7

ITEM  3.  Controls  and Procedures                                            10

PART  II: OTHER  INFORMATION                                                  11

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended
June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

========================================================================================

                                                              June 30,     December 31,
ASSETS                                                          2003           2002
                                                            ------------  --------------
Cash and due from banks                                     $ 2,085,508   $   2,595,922
Federal funds sold                                            8,811,000       8,278,000
                                                            ------------  --------------
  Total cash and cash equivalents                            10,896,508      10,873,922
                                                            ------------  --------------

Securities available for sale, at fair value                  6,286,766       6,234,173
Securities held to maturity, at cost (fair market value       2,642,951       2,500,128
    approximates $2,655,804 at June 30, 2003 and
    $2,506,653 at December 31, 2002
Federal Home Loan Bank stock, restricted, at cost               165,900         225,000

Loans, net of unearned income                                54,260,852      49,907,460
Less - allowance for loan losses                               (587,354)       (606,601)
                                                            ------------  --------------
Loans, net                                                   53,673,498      49,300,859
                                                            ------------  --------------

Bank premises and equipment, net                              1,846,490       1,870,904
Intangible assets, net of amortization                        1,668,127       1,668,127
Accrued interest receivable                                     533,962         563,197
Other real estate                                                40,000               -
Other assets                                                    118,512          68,247
                                                            ------------  --------------
  TOTAL ASSETS                                              $77,872,714   $  73,304,557
                                                            ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                      $ 8,336,616   $   8,197,101
  Interest bearing                                           60,105,313      55,895,067
                                                            ------------  --------------
  Total deposits                                             68,441,929      64,092,168

Accrued interest payable                                        126,621         145,407
Accrued expenses and other liabilities                          238,602         213,238
                                                            ------------  --------------
  Total liabilities                                          68,807,152      64,450,813
                                                            ------------  --------------

Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2003 and 2002             731,904         731,904
  Paid-in capital surplus                                     6,816,170       6,816,170
  Retained earnings                                           1,408,883       1,179,008
  Accumulated other comprehensive income                        108,605         126,662
                                                            ------------  --------------
    Total shareholders' equity                                9,065,562       8,853,744
                                                            ------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             77,872,714   $  73,304,557
                                                            ============  ==============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

======================================================================================================

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                        ----------------------  ----------------------
                                                           2003        2002        2003        2002
                                                        ----------  ----------  ----------  ----------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                            $  902,389  $  890,354  $1,776,762   1,743,282
  Interest on securities                                    80,513     104,348     167,162     211,101
  Income on federal funds sold                              30,177      23,044      57,175      50,017
  Other interest income                                      6,837           -      13,830           -
                                                        ----------  ----------  ----------  ----------
    Total interest and dividend income                   1,019,916   1,017,746   2,014,929   2,004,400
                                                        ----------  ----------  ----------  ----------

INTEREST EXPENSE:
  Deposits                                                 366,066     385,120     712,491     787,033
  Other interest expense                                         -           -           -           -
                                                        ----------  ----------  ----------  ----------
    Total interest expense                                 366,066     385,120     712,491     787,033
                                                        ----------  ----------  ----------  ----------

  Net interest income before provision for loan losses     653,850     632,626   1,302,438   1,217,367
  Less - provision for loan losses                          44,500      37,500      86,500      75,000
                                                        ----------  ----------  ----------  ----------
    Net interest income after provision for loan losses    609,350     595,126   1,215,938   1,142,367
                                                        ----------  ----------  ----------  ----------

NONINTEREST INCOME:
  Service charges on deposit accounts                      111,049     108,181     232,771     201,089
  Other service charges, commissions and fees               19,293      16,857      58,519      44,137
  Gain (loss) on sale / calls of investment securities         273           -       1,252           -
  Other income                                               2,925       8,709       9,876      16,158
                                                        ----------  ----------  ----------  ----------
    Total noninterest income                               133,540     133,747     302,418     261,384
                                                        ----------  ----------  ----------  ----------

NONINTEREST EXPENSE:
  Salaries                                                 210,983     193,502     412,862     386,069
  Employee benefits                                         61,236      56,557     122,186     114,816
  Net occupancy expense                                     52,428      48,132      98,451      91,187
  Equipment rental and depreciation of equipment            40,903      42,366      81,284      84,787
  Other expenses                                           196,817     179,763     371,231     353,199
                                                        ----------  ----------  ----------  ----------
    Total noninterest expense                              562,367     520,320   1,086,014   1,030,058
                                                        ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                                 180,523     208,553     432,342     373,693
  Less - provision for income taxes                         52,647      62,214     129,277     110,371
                                                        ----------  ----------  ----------  ----------
NET INCOME                                              $  127,876  $  146,339  $  303,065  $  263,322
                                                        ==========  ==========  ==========  ==========

Income per share *                                      $     0.17  $     0.20  $     0.41  $     0.36
                                                        ==========  ==========  ==========  ==========

* Net income /weighted average outstanding shares of 731,904 at June 31, 2003 and 2002

                       CBC HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

=============================================================================================

                                                                       Six Months Ended
                                                                            June 30,
                                                                       2003          2002
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   303,065   $   263,322
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                                             86,500        75,000
  Depreciation                                                          71,552        82,657
  Gains on sales / calls of investment securities                       (1,252)            -
  Changes in accrued income and other assets                           (61,030)      123,309
  Changes in accrued expenses and other liabilities                     15,880       (37,112)
                                                                   ------------  ------------
    Net cash provided by operating activities                          414,715       507,176
                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                  (4,459,139)   (6,179,327)
  Proceeds from maturities/calls of available for sale securities      971,628     2,353,446
  Purchase of held to maturity securities                           (2,689,578)   (2,761,128)
  Purchase of available for sale securities                         (1,050,328)            -
  Proceeds from calls held to maturity securities                    2,546,755       505,918
  Proceeds from sale of FHLB stock                                      59,100             -
  Property and equipment expenditures                                  (47,138)      (56,677)
                                                                   ------------  ------------
    Net cash used in investing activities                           (4,668,700)   (6,137,768)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                                  (73,190)            -
  Net change in deposits                                             4,349,761     2,335,109
                                                                   ------------  ------------
    Net cash provided by financing activities                        4,276,571     2,335,109
                                                                   ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               22,586    (3,295,483)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        10,873,922     8,856,252
                                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $10,896,508   $ 5,560,769
                                                                   ============  ============

SUPPLEMENTAL CASH FLOW INFORMATIONS:
Cash paid for interest                                             $   693,705   $   847,386
                                                                   ============  ============
Cash paid for income taxes                                         $   114,212   $   138,671
                                                                   ============  ============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(1)  BASIS  OF  PRESENTATION

     The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

(3)  OTHER  COMPREHENSIVE  INCOME

     During the six months ended June 30, 2003, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2002 follows:

Accumulated other comprehensive income at December 31, 2002   $126,662

Other comprehensive income, net of tax:
  Change in unrealized gain (loss)
    on securities available for sale, net
    of deferred income tax expense of $8,657                   (16,805)
  Less: Reclassification adjustment for (gains) losses
      realized in net income                                    (1,252)
                                                              ---------
                                                               (18,057)
                                                              ---------
Accumulated other comprehensive income at June 30, 2003       $108,605
                                                              =========

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(4)  SUPPLEMENTAL  FINANCIAL  DATA

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2003 and 2002 are:


                       Three Months Ended      Six Months Ended
                            June 30,               June 30,
                        2003        2002       2003        2002
                     ---------------------------------------------
     Supplies        $   14,077  $   12,000  $  34,166  $   29,389
     Directors fees  $   17,600  $   14,950  $  32,000  $   29,700

                       CBC Holding Company AndD Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2003 and 2002
================================================================================

INTERIM  FINANCIAL  CONDITION
     CBC Holding Company (the "Company") reported total assets of $77,872,714 as of June 30, 2003, compared to $73,304,557 at December 31, 2002. The most significant change in the composition of assets was an increase in loans from $49,907,460 to $54,260,852 (8.7% increase). This increase in loans was funded by an increase in deposit accounts of $4,349,761 (6.8% increase), from $64,092,168 at December 31, 2002 to $68,441,929 at June 30, 2003.

LIQUIDITY
     The liquidity ratio for the Bank was 23.0% at June 30, 2003, compared to 27.6% at December 31, 2002. The Company has approximately $2,700,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2003. In addition, the Bank has a $7,330,000 line of credit with the Federal Home Loan Bank of which $7,330,000 was available at June 30, 2003. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturities of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL
     The capital of the Company totaled $9,065,562 as of June 30, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.6% at June 30, 2003, compared to 9.9% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2003, the Bank had a risk-weighted total capital ratio of 14.1% compared to 14.7% at December 31, 2002, and a Tier I risk-weighted capital ratio of 13.1%, compared to 13.5% at December 31, 2002.

ASSET  QUALITY
     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $272,000, an increase of $130,000 from December 31, 2002. There were no related party loans which were considered nonperforming at June 30, 2003. The composition of the nonperforming assets is presented in the following table:

                       CBC Holding Company AndD Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2003 and 2002
================================================================================

                                                    June 30,    December 31,
                                                      2003          2002
                                                   ----------  --------------
     Loans on nonaccrual                           $  25,000   $           -
     Loans greater than 90 days past due             207,000         142,000
     Other real estate owned                          40,000               -
     Other repossessed collateral                          -               -
                                                   ----------  --------------

         Total nonperforming assets                $ 272,000   $     142,000
                                                   ==========  ==============

     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate       0.50%           0.28%
                                                   ----------  --------------

     The allowance for loan losses totaled $587,354 at June 30, 2003, a decrease of $19,247 from December 31, 2002. The allowance for loan losses represented 1.1% of total loans at June 30, 2003 and 1.2% of total loans at December 31, 2002, respectively. An analysis of the allowance for loan losses since December 31, 2002 follows:

     Allowance for loan losses at December 31, 2002  $606,601

     Charge-offs:
         Commercial                                        26,000
         Real Estate                                       85,000
         Installment                                        6,142
                                                         --------

           Total                                          117,142
                                                         --------

     Recoveries:
         Commercial                                         6,000
         Real Estate                                          356
         Installment                                        5,039
                                                         --------

           Total                                           11,395
                                                         --------

     Provision charged to income                           86,500
                                                         --------

     Allowance for loan losses at June 30, 2003          $587,354
                                                         ========

     The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods

                       CBC Holding Company and Subsidiary
      Item 2.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2003 and 2002
================================================================================
will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

     The Bank was most recently examined by its primary regulatory authority in March 2002. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT  SECURITIES
     At June 30, 2003, the Bank had $6,286,766 in investment securities available-for-sale and $2,642,951 in investment securities held to maturity. The net unrealized gain on available for sale securities, net of deferred taxes, was $108,605 on June 30, 2003. During the period ended June 30, 2003, the Bank purchased $2,689,578 in investment securities held to maturity and $1,050,328 in investment securities available for sale. Also, for the period ended June 30, 2003, the calls of investment securities held to maturity totaled $2,546,755, resulting in a gain of $1,252 and calls, maturities and principle paydowns of investment securities available for sale totaled $971,628. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

RESULTS  OF  OPERATIONS
     Net interest income for the first six months of 2003 was $1,302,438, an increase of $85,071 (7.0%) compared to the same period for 2002. Interest income for the first six months of 2003 was $2,014,929 representing an increase of $10,529 (.53%) over the same period in 2002. The increase in interest income was primarily due to a increase in the amount of loans outstanding. Interest expense for the first six months of 2003 decreased $74,542 (9.5%) compared to the same period in 2002. The decrease in interest expense is primarily due to a decrease in interest rates paid on deposits.

     Amounts charged to expense related to the allowance for loan losses for the first six months of 2003 and 2002 were $86,500 and $75,000, respectively.

     Other operating income for the first six months of 2003 was $302,418, compared to $261,384 in 2002. The change is primarily attributable to an increase in service charges, commissions and fees.

     Other operating expenses for the first six months of 2003 were $1,086,014, an increase of $55,956 (5.43%) compared to the same period for 2002. The change is primarily due to an increase in salaries and benefits of $34,163.

                       CBC Holding Company and Subsidiary
                        Item 3.  Controls and Procedures
                     For the Six Months Ended June 30, 2003
================================================================================

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

                               CBC Holding Company
                                 and Subsidiary
                           Part II.  Other Information
                     For the Six Months Ended June 30, 2003
================================================================================

PART  II:  OTHER  INFORMATION:
Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item  2.  Changes  in  Securities
     (a)  Not  Applicable
     (b)  Not  Applicable
Item  3.  Defaults  Upon  Senior  Securities
     Not  Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended June 30, 2003.
Item  5.  Other  Information
     None
Item  6.  Exhibits  and  Reports  on  Form  8-K.
     A.   There  have  been  no  reports  filed on form 8-K for the three months ended  June  30,  2003.
     B.   Exhibit  31.1
     C.   Exhibit  32.1

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC  HOLDING  COMPANY


/s/  George  M.  Ray
--------------------
George  M.  Ray
President  /  Chief  Executive  Officer


Date:  August  11,  2003