Form 10QSB
period 2003-09-30
CBC HOLDING CO
filed 2003-11-14
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended  September 30, 2003
                                         -------------------

[ ]  Transition  report  under  Section  13  or  15  (d)  of  the Exchange Act
          For the transition period from            to
                                         ----------    -----------
Commission file number  0-22451
                       ---------

                               CBC HOLDING COMPANY
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                            58-231157
--------------------------------                         -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation  or  Organization)                         Identification No.)

                             102 WEST ROANOKE DRIVE
                                  P.O. BOX 130
                            FITZGERALD, GEORGIA 31750
                            -------------------------
                    (Address of Principal Executive Offices)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                      --------------------------
731,904  shares  outstanding  atSeptember  30,  2003
   -------------------------------------------------

Transitional Small Business Disclosure Format (check one):

 Yes        No   X
     -----     -----

                              CBC Holding Company
                                 and Subsidiary

                                      INDEX


PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                      PAGE


The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald

         Consolidated Balance Sheets (unaudited) - September 30, 2003 and
         December 31, 2002                                                             2

         Consolidated Statements of Income (unaudited) - For the Three and Nine
         months Ended September 30, 2003 and 2002                                      3

         Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
         Ended September 30, 2003 and 2002                                             4

         Notes to Consolidated Financial Statements (unaudited)                        5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         7

ITEM 3.  Controls and Procedures                                                      10

PART II:  OTHER INFORMATION                                                           11


The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

                             CBC HOLDING COMPANY AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                        (UNAUDITED)
===========================================================================================
                                                             SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                           2003             2002
                                                            ---------------  --------------
 Cash and due from banks                                         1,923,733   $   2,595,922
 Federal funds sold                                             10,098,000       8,278,000
                                                            ---------------  --------------
    Total cash and cash equivalents                             12,021,733      10,873,922
                                                            ---------------  --------------

 Securities available for sale, at fair value                    6,412,224       6,234,173
 Securities held to maturity, at cost (fair market value
    approximates $4,861,000 at September 30, 2003 and
    $2,506,653 at December 31, 2002                              4,869,565       2,500,128
 Federal Home Loan Bank stock, restricted, at cost                 165,900         225,000

 Loans, net of unearned income                                  53,617,395      49,907,460
 Less: allowance for loan losses                                  (617,768)       (606,601)
                                                            ---------------  --------------
    Loans, net                                                  52,999,627      49,300,859
                                                            ---------------  --------------

 Bank premises and equipment, net                                1,926,638       1,870,904
 Intangible assets, net of amortization                          1,668,127       1,668,127
 Accrued interest receivable                                       563,125         563,197
 Other real estate                                                  57,829               -
 Other assets                                                      140,615          68,247
                                                            ---------------  --------------
    TOTAL ASSETS                                            $   80,825,383   $  73,304,557
                                                            ===============  ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Non-interest bearing                                     $    8,499,404   $   8,197,101
   Interest bearing                                             62,783,028      55,895,067
                                                            ---------------  --------------
     Total deposits                                             71,282,432      64,092,168

 Accrued interest payable                                          104,588         145,407
 Other liabilities and accrued expenses                            255,596         213,238
                                                            ---------------  --------------
    Total liabilities                                           71,642,616      64,450,813
                                                            ---------------  --------------

 Stotckholders' Equity:
   Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2003 and 2002                731,904         731,904
   Paid-in capital surplus                                       6,816,170       6,816,170
   Retained earnings                                             1,561,865       1,179,008
   Accumulated other comprehensive income                           72,828         126,662
                                                            ---------------  --------------
     Total stockholders' equity                                  9,182,767       8,853,744
                                                            ---------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   80,825,383   $  73,304,557
                                                            ===============  ==============

                                            CBC HOLDING COMPANY AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                        (UNAUDITED)
========================================================================================================================
                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             2003             2002             2003            2002
                                                        ---------------  ---------------  --------------  --------------
INTEREST INCOME:
  Interest and fees on loans                            $      898,802   $      921,693   $    2,675,564       2,664,975
  Interest on investment securities:                            71,632          100,961          238,794         312,062
  Income on federal funds sold                                  22,060           18,428           79,235          68,445
  Other interest income                                          6,333                -           20,163               -
                                                        ---------------  ---------------  --------------  --------------
      Total interest income                                    998,827        1,041,082        3,013,756       3,045,482
                                                        ---------------  ---------------  --------------  --------------

 INTEREST EXPENSE:
   Deposits                                                    338,536          375,193        1,051,027       1,162,226
   Other interest expense                                            -                -                -               -
                                                        ---------------  ---------------  --------------  --------------
      Total interest expense                                   338,536          375,193        1,051,027       1,162,226
                                                        ---------------  ---------------  --------------  --------------

  Net interest income before provision for loan losses         660,291          665,889        1,962,729       1,883,256
    Less - provision for loan losses                            60,000           37,500          146,500         112,500
                                                        ---------------  ---------------  --------------  --------------
  Net interest income after provision for loan losses          600,291          628,389        1,816,229       1,770,756
                                                        ---------------  ---------------  --------------  --------------

 OTHER OPERATING INCOME:
   Service charges on deposit accounts                         106,389          118,827          339,160         319,916
   Other service charges, commissions and fees                  32,286           16,049           90,805          60,186
   Gain on sale of investment securities                          (250)               -            1,002               -
   Other income                                                  7,777           10,586           17,653          26,744
                                                        ---------------  ---------------  --------------  --------------
      Total other operating income                             146,202          145,462          448,620         406,846
                                                        ---------------  ---------------  --------------  --------------

 OTHER OPERATING EXPENSE:
   Salaries                                                    205,789          202,250          618,651         588,319
   Employee Benefits                                            61,302           58,322          183,488         173,138
   Net occupancy expense                                        60,386           81,905          180,099         173,092
   Equipment rental and depreciation of equipment               30,563           11,220           90,585          96,007
   Other expenses                                              174,149          157,860          545,380         511,059
                                                        ---------------  ---------------  --------------  --------------
      Total other operating expenses                           532,189          511,557        1,618,203       1,541,615
                                                        ---------------  ---------------  --------------  --------------

 INCOME (LOSS) BEFORE INCOME TAXES                             214,304          262,294          646,646         635,987
   Less - provision for income tax                              61,322          (81,273)         190,599         191,644
                                                        ---------------  ---------------  --------------  --------------
 NET INCOME (LOSS)                                      $      152,982   $      343,567   $      456,047  $      444,343
                                                        ---------------  ---------------  --------------  --------------

 Income per share *                                     $         0.21   $         0.47   $         0.62  $         0.61
                                                        ---------------  ---------------  --------------  --------------

* Net income/weighted average outstanding shares of 731,904 at September 30, 2003 and 2002.

                                   CBC HOLDING COMPANY AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                               (UNAUDITED)
=============================================================================================================
                                                                              9 MONTHS ENDED   9 MONTHS ENDED
                                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                                    2003            2002
                                                                              ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                           $       456,047   $   444,343
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
    Provision for loan losses                                                         146,500       112,500
    Depreciation                                                                      119,199       112,354
    Gain on sale / calls of investment securities                                      (1,002)            -
    Changes in accrued income and other assets                                       (130,125)       14,474
    Changes in accrued expenses and other liabilities                                  29,272        99,196
                                                                              ----------------  ------------
      Net cash provided by (used in) operating activities                             619,891       782,867
                                                                              ----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                                 (3,845,268)   (7,243,351)
  Purchase of available for sale securities                                        (1,050,328)            -
  Purchase of held to maturity securities                                          (5,819,938)   (2,764,026)
  Proceeds from sales, calls, and maturities of availible for sale securities         790,710     2,507,372
  Proceeds from calls and maturities of held to maturity securities                 3,451,503       762,115
  Proceeds from sale of FHLB stock                                                     59,100             -
  Purchases of property and equipment                                                (174,933)      (63,468)
                                                                              ----------------  ------------
      Net cash provided by (used in) investing activities                          (6,589,154)   (6,801,358)
                                                                              ----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in non-interest-bearing deposits                                         302,303       810,447
  Net change in interest-bearing deposits                                           6,887,961     2,003,089
  Cash dividends paid                                                                 (73,190)            -
                                                                              ----------------  ------------
      Net cash provided by (used in) financing activities                           7,117,074     2,813,536
                                                                              ----------------  ------------

Net Increase in Cash and Cash Equivalents                                           1,147,811    (3,204,955)
Cash and Cash Equivalents, Beginning of Period                                     10,873,922     8,856,251
                                                                              ----------------  ------------
Cash and Cash Equivalents, End of Period                                      $    12,021,733   $ 5,651,296
                                                                              ================  ============

SUPPLEMENT CASH FLOW INFORMATION:
Cash paid for interest                                                        $     1,094,846   $ 1,235,508
                                                                              ================  ============
Cash paid for income taxes                                                    $       170,462   $   135,900
                                                                              ================  ============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================


(1)  BASIS  OF  PRESENTATION

     The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

(3)  OTHER  COMPREHENSIVE  INCOME

     During the nine months ended September 30, 2003, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2002 follows:

      Accumulated other comprehensive income at December 31, 2002        126,662
      Other comprehensive income, net of tax:
        Change in unrealized loss on securities availible for sale
          net of deferred income tax expense of $27,216                  (52,832)
        Less: Reclassification adjustment for gains realized
          in net income                                                   (1,002)
                                                                        ---------
      Accumulated other comprehensive income at September 30, 2003      $ 72,828
                                                                        ---------

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================


(4)  SUPPLEMENTAL  FINANCIAL  DATA

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2003 and 2002 are:

                        THREE MONTHS ENDED           NINE MONTHS ENDED
                            SEPTEMBER 30,                SEPTEMBER 30,
                         2003           2002           2003          2002
                     -------------  -------------  ------------  ------------
     Supplies        $      16,583  $      14,304  $     50,749  $     43,693
     Directors fees  $      18,800  $      14,700  $     50,800  $     44,400

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2003 AND 2002
================================================================================


INTERIM FINANCIAL CONDITION

     CBC Holding Company (the "Company") reported total assets of $80,825,383 as of September 30, 2003, compared to $73,304,557 at December 31, 2002. The most significant change in the composition of assets was an increase in loans from $49,907,460 to $53,617,395 (7.4% increase). This increase in loans was funded by an increase in deposit accounts of $7,190,264 (11.2% increase), from $64,092,168 at December 31, 2002 to $71,282,432 at September 30, 2003.

LIQUIDITY

     The liquidity ratio for the Bank was 28.6% at September 30, 2003, compared to 27.6% at December 31, 2002. The Company has approximately $2,700,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2003. In addition, the Bank has a $7,330,000 line of credit with the Federal Home Loan Bank of which $7,330,000 was available at September 30, 2003. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturities of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

     The capital of the Company totaled $9,182,767 as of September 30, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.6% at September 30, 2003, compared to 9.9% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2003, the Bank had a risk-weighted total capital ratio of 14.3% compared to 14.7% at December 31, 2002, and a Tier I risk-weighted capital ratio of 13.2%, compared to 13.5% at December 31, 2002.

ASSET  QUALITY

     Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $472,829, an increase of $330,829 from December 31, 2002. There were no related party loans which were considered nonperforming at September 30, 2003. The composition of the nonperforming assets is presented in the following table:

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2003 AND 2002
================================================================================

                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   2003             2002
                                              ---------------  ---------------
Loans on nonaccrual                           $      298,000   $            -
Loans greater than 90 days past due                   92,000          142,000
Other real estate owned                               57,829                -
Other repossessed collateral                          25,000                -
                                              ---------------  ---------------

    Total nonperforming assets                $      472,829   $      142,000
                                              ===============  ===============

Total nonperforming assets as a percentage
of total loans (gross) and other real estate            0.87%            0.28%
                                              ---------------  ---------------

* The allowance for loan losses totaled $617,768 at September 30, 2003, an increase of $11,167 from December 31, 2002. The allowance for loan losses represented 1.2% of total loans at September 30, 2003 and 1.2% of total loans at December 31, 2002, respectively. An analysis of the allowance for loan losses since December 31, 2002 follows:

Allowance for loan losses at December 31, 2002   606,601

Charge-offs:
  Commercial                                      29,909
  Real Estate                                     95,000
  Installment                                     23,345
                                                 -------
                                                 148,254

Recoveries:
  Commercial                                       6,000
  Real Estate                                        356
  Installment                                      6,565
                                                 -------
                                                  12,921

Provision charged to income                      146,500
                                                 -------

Allowance for loan losses at September 30, 2003  617,768
                                                 =======

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

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2003 AND 2002
================================================================================


     The Bank was most recently examined by its primary regulatory authority in July 2003. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT  SECURITIES

     At September 30, 2003, the Bank had $6,412,224 in investment securities available-for-sale and $4,869,565 in investment securities held to maturity. The net unrealized gain on available for sale securities, net of deferred taxes, was $72,828 on September 30, 2003. During the period ended September 30, 2003, the Bank purchased $5,819,938 in investment securities held to maturity and $1,050,328 in investment securities available for sale. Also, for the period ended September 30, 2003, the calls of investment securities held to maturity totaled $3,000,000 resulting in a gain of $729 and calls of investment securities available for sale totaled $500,000 resulting in a gain of $273. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

RESULTS  OF  OPERATIONS

     Net interest income for the first nine months of 2003 was $1,962,729, an increase of $79,473 (4.2%) compared to the same period for 2002. Interest income for the first nine months of 2003 was $3,013,756 representing a decrease of $31,726 (1.0%) over the same period in 2002. The decrease in interest income was primarily due to a decrease in net interest margin. Interest expense for the first nine months of 2003 decreased $111,199 (9.6%) compared to the same period in 2002. The decrease in interest expense is primarily due to a decrease in interest rates paid on deposits.

     Amounts charged to expense related to the allowance for loan losses for the first nine months of 2003 and 2002 were $146,500 and $112,500, respectively.

     Other operating income for the first nine months of 2003 was $448,620, compared to $406,846 in 2002. The change is primarily attributable to an increase in service charges, commissions and fees.

     Other operating expenses for the first nine months of 2003 were $1,618,203, an increase of $76,588 (5.0%) compared to the same period for 2002. The change is primarily due to an increase in salaries and benefits of $40,682.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        ITEM 3.  CONTROLS AND PROCEDURES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
================================================================================


     The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                           PART II.  OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
================================================================================


PART II: OTHER INFORMATION:
Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended September 30, 2003.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     A. There have been no reports filed on form 8-K for the three months ended September 30, 2003.
     B.   Exhibit 31.1
     C.   Exhibit 32.1


SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY

/s/ George M. Ray
-----------------
George M. Ray
President / Chief Executive Officer


Date:  November 10, 2003