Form 10KSB
period 2003-12-31
CBC HOLDING CO
filed 2004-03-29
CIK 1038359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For fiscal year ended   DECEMBER 31, 2003
                                  ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ____________

          Commission file number        0-22451
                                 ---------------------

                              CBC HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          GEORGIA                                            58-2311557
------------------------------                      ----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification  No.)


102 WEST ROANOKE DRIVE, FITZGERALD, GEORGIA                      31750
-------------------------------------------         ----------------------------
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

Securities  registered  pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                                                               -----------------
VALUE  $1.00  PER  SHARE
 -----------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $4,579,663
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES (SHAREHOLDERS EACH HOLDING LESS THAN 5% OF AN OUTSTANDING CLASS OF STOCK, EXCLUDING DIRECTORS AND EXECUTIVE OFFICERS) OF THE COMPANY ON MARCH 18, 2004 WAS $6,019,313. THIS CALCULATION IS BASED UPON AN ESTIMATE OF THE FAIR MARKET VALUE OF THE COMMON STOCK OF $12.50 PER SHARE, WHICH WAS THE PRICE OF THE LAST TRADE OF WHICH MANAGEMENT IS AWARE PRIOR TO THIS DATE. THERE IS NOT AN ACTIVE TRADING MARKET FOR THE COMMON STOCK AND IT IS NOT POSSIBLE TO IDENTIFY PRECISELY THE MARKET VALUE OF THE COMMON STOCK.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 731,904 AS OF MARCH 17, 2004
                                                  ------------------------------

Transitional  Small  Business  Disclosure  format  (check  one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit  99.1, as filed with this Form 10-KSB, is incorporated by reference into
Part  I.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003, which is filed with this Form 10-KSB as Exhibit 13.1, are incorporated by reference into Part II.

                                TABLE OF CONTENTS

PART  I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Item  1.     Description of Business. . . . . . . . . . . . . . . . . . . .  3
  Item  2.     Description of Properties. . . . . . . . . . . . . . . . . . . 14
  Item  3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 15
  Item  4.     Submission of Matters to a Vote of Security Holders. . . . . . 15

PART  II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

  Item  5.     Market for Registrant's Common Equity and Related Stockholder
               Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
  Item  6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . . . . . 15
  Item  7.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 15
  Item  8.     Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure. . . . . . . . . . . . . . . . . . . 15
  Item  8A.    Controls  and  Procedures. . . . . . . . . . . . . . . . . . . 15

PART  III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

  Item  9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act. . . . . . . 16
  Item  10.    Executive  Compensation. . . . . . . . . . . . . . . . . . . . 18
  Item  11.    Security Ownership of Certain Beneficial Owners and Management 18
  Item  12.    Certain  Relationships  and  Related  Transactions . . . . . . 20
  Item  13.    Exhibits,  Lists  and  Reports  on  Form  8-K. . . . . . . . . 21
  Item  14.    Principal  Accountant  Fees  and  Services . . . . . . . . . . 21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CBC Holding Company (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment that could reduce anticipated or actual margins;

     - changes in political conditions or the legislative or regulatory environment;

     - general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     -    changes occurring in business conditions and inflation;

     -    changes in technology;

     -    changes in monetary and tax policies;

     -    the level of allowance for loan loss;

     -    the rate of delinquencies and amounts of charge-offs;

     -    the rates of loan growth;

     - adverse changes in asset quality and resulting credit risk-related losses and expenses;

     -    changes in the securities markets; and

     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

CBC HOLDING COMPANY

     The Company was incorporated as a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of Community Banking Company of Fitzgerald (the "Bank"). The Company became the holding company of the Bank pursuant to its Plan of Reorganization with the Bank dated October 25, 1996.

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

     In September 2003 the Company purchased a location at 113 N. Irwin Avenue in Ocilla, Georgia as a potential future branch location.

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

Market  Area
------------

     In 2002, Ben Hill County had a population of 17,484. The seven-year population projection for Ben Hill County is 17,554. The average per capita income in Ben Hill County for 2003 was reported in a market and demographic study of the area to be $22,615. The number of households in Ben Hill County was 7,623 in 2002; the number of households projected at 2005 is 7,710. The number of persons employed in Ben Hill County in 2002, including the private, public and home sector, was 8,086. As a regional commercial center, Fitzgerald, Georgia has over 90 retail shops and a 75-bed full-service medical center.
There are over 40 manufacturing businesses in Ben Hill County, with some concentration in timberwood products, and approximately 20 wholesale trade locations. Additionally, agriculture is a major industry segment in Ben Hill County.

Lending Activities
------------------

     The Bank's primary market is Ben Hill County and its immediately surrounding counties. The Bank continues to focus on serving the short- and intermediate-term credit needs of individuals and businesses. Competitive factors have warranted or may warrant the extension of loan terms not otherwise offered; however, any such extension of terms is properly reviewed by appropriate bank personnel to ensure that credit quality is not materially impacted. The Bank continues to aggressively manage credit quality through conservative underwriting practices and internal loan review on a continual basis. Fixed-rate loans are generally made with a three- to five-year maturity in order to minimize interest-rate risk. When it has been deemed appropriate by management to maintain our goal of relationship banking, we have occasionally extended fixed-rate loans for longer terms than five years. From time to time as necessary to maximize returns we participate in selected commercial credits outside our lending area. These participations meet very strict underwriting guidelines.

     Real Estate Loans. The Bank extends both commercial and residential real estate loans for construction, permanent, and construction-permanent financing, as well as offers home equity lines of credit, second mortgages and
agriculture-related real estate loans.   The Bank also originates long-term,
fixed-rate mortgages that are funded through a mortgage broker. As of December 31, 2003, the Bank's real estate loans constituted approximately 51% of the Bank's total loan portfolio, with over 74% of these loans having interest-rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a five-year balloon basis. Competitive factors have warranted the extension of some real estate loans with a loan-to-value in excess of 90%. These loans, however, are otherwise conservatively underwritten and are monitored quarterly.

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

     The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. As of December 31, 2003, all of the Bank's equity lines of credit were variable rate loans, which are generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

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

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, education loans and investments. As of December 31, 2003, consumer loans held by the Bank constituted approximately 14% of all loans held. Additionally, approximately 99% of these consumer loans are fixed-rate loans generally with maturities ranging from one to five years. Home equity lines of credit comprise approximately 6% of the Bank's total loans as of December 31, 2003. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed-rate loans with maturities ranging from three to five years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Competition continues to increase in this area. The competitive pressure has mainly come from outside the Bank's market and is primarily mail solicitations for secured and unsecured lines of credit and dealer financing for major purchases.

     Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership, or corporate borrowers for a variety of business purposes. As of December 31, 2003, commercial loans (not including commercial real estate) equaled approximately 34% of total loans held. Of the Bank's commercial loans, 58% are adjustable-rate loans or mature within one year; 41% are fixed-rate loans with maturities of 60 months or less; and 1% are fixed-rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

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

Investments
-----------

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities including agencies. The Bank also invests in obligations of States and Municipalities. To a lesser degree, the bank may invest from time to time in trust preferred securities.
No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

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

Employees
---------

     At December 31, 2003 the Bank had 29 full-time equivalent employees. The Company does not have any employees that are not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

COMPETITION

     The Bank is located in Fitzgerald, Georgia. The Bank's primary market area is defined as Ben Hill County. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2003, Fitzgerald was serviced by five financial institutions with a total of eight offices in Fitzgerald. As of June 30, 2003, total deposits within Fitzgerald for these institutions were approximately $219.1 million of which $68.5 million were held by the Bank.
These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service help it to compete with these institutions and to attract deposits and loans in our market area.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or to the Bank.

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

The Bank
--------

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of
unsafe or unsound banking practices or other violations of law.   Additionally,
the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, we qualified for the well-capitalized category.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 14.6% and our ratio of Tier 1 Capital to risk-weighted assets was 13.4%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the

Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 9.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     At December 31, 2003, the Bank was able to pay approximately $242,196 in dividends to the Company without prior regulatory approval.

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

Consumer Credit Reporting
-------------------------

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

Anti-Terrorism Legislation
--------------------------

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

SELECTED STATISTICAL INFORMATION

     The statistical information required for this item is provided in Exhibit
99.1 to this annual report on Form 10-KSB which is incorporated herein by reference. This data provided in Exhibit 99.1 should be read in conjunction with the financial statements provided in Exhibit 13.1 to this annual report on Form 10-KSB.

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

     In September 2003 the Company purchased a location at 113 N. Irwin Avenue in Ocilla, Georgia as a potential future branch location.

     Other than through the normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is included in the preface page to the Company's Annual Report to shareholders, which is incorporated herein by reference.

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

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders and are incorporated herein by reference:

     -    Independent Auditors' Report

     -    Consolidated Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2003 and
               2002.
          2. Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.
          3. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.
          4. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.
          5.   Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer (who also acts as our principal financial and accounting officer), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     The following table shows for each Company director: (a) his name; (b) his age at December 31, 2003; (c) how long he has been a director of the Company;
(d) his position(s) with the Company and the Bank; and (e) his principal occupation and recent business experience. Except as otherwise indicated, each director has been engaged in his present principal occupation for more than five years.

                                    Director   Positions with the Company and
Name and Age                        Since(1)   Business Experience for Last Five Years
----------------------------------  ---------  -------------------------------------------------------------------
Sidney S. (Buck) Anderson, Jr., 68       1996  Chairman of the Board of the Company and the Bank; President
                                               and General Manager - Dixie Peanut Company


James Thomas Casper, III, 48             1996  Certified Public Accountant - Worthington and Casper, CPA, PC


Charles A. (Pete) Clark, Sr. 57          1998  Chief Executive Officer and Owner - C&S Aircraft Service, Inc.;
                                               Chief Executive Officer and Owner - Ewing Dusting Services, Inc.


John T. Croley, Jr., 54                  1996  Secretary and Vice Chairman of the Company and the Bank;
                                               Attorney - sole practitioner


A.B.C. (Chip) Dorminy, III, 55           1996  President - ABCD Farms, Inc.; CEO - Farmers Quality Peanut Co.
                                               and D&F Grain Co.


John S. Dunn, 59                         1996  Owner - Shep Dunn Construction


Lee Phillip Liles, 54                    1996  Agency Manager - Georgia Farm Bureau Mutual Insurance Co.


Steven L. Mitchell, 46                   1996  Tree Farmer and Co-owner - Irwin Timber Company


James A. Parrott, II, 64                 1996  Owner - Standard Supply Co. & Building Materials, Inc.


George M. Ray, 57                        1996  President & Chief Executive Officer of the Company and the Bank.


Hulin Reeves, Jr., 53                    1999  Farmer


Robert E. Sherrell, 67                   1996  Attorney - Jay, Sherrell, Smith & Braddy, P.C.


John Edward Smith, III, 55               1996  Attorney - Jay, Sherrell, Smith & Braddy, P.C.


Wyndall L. Walters, 56                   1998  President - Irwin County Motors (doing business as Fitzgerald Ford
                                               Lincoln Mercury)

---------------
(1)     The Company was incorporated in October 1996.  Each of these individuals also serves on the Board of
Directors of the Bank.

     John T. Croley, Jr. and John S. Dunn, who are related by marriage, are the only directors or executive officers that have a family relationship as close as first cousins.

EXECUTIVE OFFICERS

     Currently, the Company has only one executive officer. The following table provides: (a) his name; (b) his age at December 31, 2003; (c) how long he has been an officer of the Company; and (d) his positions with the Company and the
Bank:

NAME (AGE)          OFFICER SINCE  POSITION WITH THE COMPANY AND THE BANK
------------------  -------------  --------------------------------------
George M. Ray (57)           1998  President, Chief Executive Officer and Acting Chief
                                   Financial Officer of the Company and the Bank

AUDIT COMMITTEE

     The Company, through the Bank, has an audit committee that recommends to the Bank's, and therefore to the Company's, Board of Directors the independent public accountants to be selected to audit the Bank's and the Company's annual financial statements and determines whether all audits and exams required by law are being performed fully, properly and in a timely fashion. The audit committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and audit plan. The Bank's audit committee consists of Sidney S. (Buck) Anderson, James Thomas Casper, III, Charles A. Clark, A.B.C. (Chip) Dorminy, III, Hulin Reeves, Jr., and Wyndall L. Walters. Each member of the committee is deemed to be an independent director under Nasdaq Stock Market listing standards currently in effect. The Bank's audit committee does not have a "financial expert," as defined by the Securities and Exchange Commission; however, Mr. Casper, a member of the Bank's audit committee, is a certified public accountant. Due in part to Mr. Casper's experience, the Board of Directors feels that, collectively, the audit committee's financial acumen is more than adequate and therefore a financial expert, as defined by the SEC, is not necessary for there to be a satisfactory discharge of the committee's responsibilities to the Board of Directors and the Company's shareholders.

SECTION 16 REPORTS

     Section 16 of the Securities and Exchange Act of 1934 requires the Company's officers, directors and greater than 10% shareholders ("Reporting Persons") to file certain reports ("Section 16 Reports") with respect to beneficial ownership of the Company's securities. Based on its review of the
Section 16 Reports furnished to the Company by its Reporting Persons, none of the Reporting Persons made late Section 16 filings with respect to transactions in Company securities during 2003.

CODE OF ETHICS

     The Bank has adopted a Code of Ethics that applies to the Company's principal executive, financial and accounting officer. The Company has also adopted a Financial Reporting Code of Ethics that applies to its principal executive, financial and accounting officer. A copy of the Bank's Code of Ethics and the Company's Financial Reporting Code of Ethics may be obtained, without charge, upon written request addressed to CBC Holding Company, 102 West Roanoke Drive, Fitzgerald, Georgia 31750, Attention: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at (229) 423-6656.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table presents the total compensation the Company (or the Bank) paid or granted to Mr. Ray as the Company's chief executive officer in fiscal years 2003, 2002 and 2001. No other employee of the Company or the Bank received more than $100,000 in annual compensation during 2003.

=================================================================================================
                                                             Long-Term Compensation
                                                         ----------------------------------------
                             Annual Compensation                 Awards    Payouts
                          -----------------------------  ----------------------------------------
                                              Other     Restricted                       All
                                              Annual      Stock  Options/  LTIP         Other
                          Salary   Bonus   Compensation   Awards   SARs   Payouts   Compensation
Name and Position   Year    ($)     ($)         ($)         ($)     (#)     ($)          ($)
------------------  ----  -------  ------  -------------  -------  -----  --------  -------------
George M. Ray,      2003   97,760       0          --(1)        0      0         0       3,551(2)
President, CEO and  2002   94,626       0          --(1)        0      0         0       3,785(2)
Acting CFO          2001   94,000   7,500          --(1)        0      0         0       2,910(2)
=================================================================================================

(1) The aggregate value of "other annual compensation" does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations and is therefore omitted.

(2) Consists primarily of contributions to the Company's 401(k) made by the Company on behalf of Mr. Ray.

OPTION GRANTS IN FISCAL YEAR 2003

     The Company did not grant any options during fiscal year 2003.

OPTION  HOLDINGS

     There are no options issued to any executive officer or director of the Company or the Bank in connection with the Company's common stock or any other security issued by the Company.

DIRECTOR COMPENSATION

     Beginning August 2001, the Company paid each active member of the Board of Directors $300 per month for his services as a director of the Company and $150 to emeritus directors. In May 2003, this amount was increased to $400 a month for active member of the Board of Directors of the Company and $200 for emeritus directors. No other compensation is given to directors for their service as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the number of shares of the Company's common stock beneficially owned as of December 31, 2003 by (a) each director and executive officer of the Company and (b) all executive officers and directors as a group. To our knowledge, there are no shareholders who hold greater than 5% of the Company's outstanding common stock who are not also directors of the Company. The information shown below is based upon information furnished to the Company by the named persons. The address for each of the directors is 102 West Roanoke Drive, Fitzgerald, Georgia 31750.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in rules promulgated under the Securities Exchange Act. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days from the Company's record date. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his shares.

                                NUMBER    PERCENT
NAME                           OF SHARES  OF CLASS   NATURE OF BENEFICIAL OWNERSHIP(1)
-----------------------------  ---------  ---------  ---------------------------------


Sidney S. (Buck) Anderson        106,501     14.55%

James Thomas Casper, III          11,130      1.52%  105 shares are held by Mr. Casper's daughter.

Charles A. (Pete) Clark, Sr.      11,355      1.55%  551 shares are held jointly by Mr. Clark and his son.

John T. Croley, Jr.               27,562      3.42%  1,281 shares are held by Mr. Croley for the benefit of his son; 1,281 shares are held by Mr. Croley for the benefit of his grandchildren.

A.B.C. (Chip) Dorminy, III        34,176      4.67%  11,025 shares are held by ABCD Farms, Inc. of which Mr.
                                                     Dorminy is President; 10,473 are held by Mr. Dorminy's
                                                     wife; 4,410 shares are held in the Emma Myrtice Dorminy
                                                     Trust.

John S. Dunn                       5,512      0.75%

Lee Phillip Liles                  5,925      0.81%

Steven L. Mitchell                 7,626      1.04%  1,717 shares are held by Mr. Mitchell as custodian for his daughter; 2,602 shares are held by Mr. Mitchell as custodian for his son.

James A. Parrott, II               8,378      1.14%  110 shares are held by Mr. Parrott's spouse.

George M. Ray(2)                   6,063      0.83%

Hulin Reeves, Jr.                  6,756      0.92%  771 shares are held by the Estate of Joy Reeves.

Robert E. Sherrell                13,450      1.84%

John Edward Smith, III             2,756      0.38%

Wyndall L. Walters                 3,169      0.43%

ALL DIRECTORS AND EXECUTIVE      261,935     35.79%
OFFICERS, AS A GROUP

-----------------

(1) This column separately describes only those shares of common stock "beneficially owned" which are not held by the reporting person directly or jointly with his spouse.

(2)  Mr. Ray is also an executive officer of the Company.

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

--------------------------------------------------------------------------------------------------------------
                                         Equity Compensation Plan Table
--------------------------------------------------------------------------------------------------------------
                                      (a)                          (b)                          (c)
-------------------------  --------------------------  ----------------------------  -------------------------
Plan category              Number of securities to be   Weighted-average exercise       Number of securities
                            issued upon exercise of        price of outstanding       remaining available for
                              outstanding options,     options, warrants and rights    future issuance under
                              warrants and rights                                    equity compensation plans
                                                                                       (excluding securities
                                                                                      reflected in column (a))
-------------------------  --------------------------  ----------------------------  -------------------------
Equity compensation plans
approved by security                  N/A                          N/A                           N/A
holders
-------------------------  --------------------------  ----------------------------  -------------------------
Equity compensation plans
not approved by security              N/A                          N/A                           N/A
holders
-------------------------  --------------------------  ----------------------------  -------------------------
Total                                 N/A                          N/A                           N/A
-------------------------  --------------------------  ----------------------------  -------------------------

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest, on substantially the same terms (including price, interest rate and collateral, if applicable) as those prevailing at the same time for comparable transactions with unrelated parties. In the opinion of management of the Bank, such transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company or the Bank.

ITEM 13.  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

Exhibit Number  Exhibit
--------------  -------
           3.1  Articles of Incorporation.(1)

           3.2  Bylaws.(1)
           4.1  See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

          13.1  CBC Holding Company 2003 Annual Report to Shareholders.

          21.1  Subsidiaries of CBC Holding Company(1)

          24.1  Power of Attorney (appears on the signature pages to this Annual Report on Form
                10-KSB).

          31.1  Certification of Chief Executive Officer (and acting Chief Financial Officer).

          32.1  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.1  Statistical information required by Item 1 of Part I of this annual report on Form
                10-KSB

---------------
(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

(b)  Reports  on  Form  8-K  filed  in  the  fourth  quarter  of  2002:  None.


ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.


Category                           2003     2002
--------                          -------  -------
Audit Fees . . . . . . . . . . .  $22,100  $21,350
Audit Related Fees (1) . . . . .   12,000   12,000
Tax Fees (2) . . . . . . . . . .    2,400    2,200
Internal Auditing Outsourcing(3)   14,400   13,600
All Other Fees . . . . . . . . .    2,578    1,975
                                  -------  -------
Total. . . . . . . . . . . . . .  $53,478  $51,125
                                  =======  =======

(1) Review of quarterly and annual Forms 10-QSB and 10-KSB with the Securities and Exchange Commission.

(2)  Preparation  of  Federal  and  State  corporate  income  tax  returns.

(3) Quarterly internal audit outsourcing provided under contract dated prior to May 6, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CBC HOLDING COMPANY


                                 By:  /s/ George M. Ray
                                      ----------------------------------
                                      George M. Ray
                                      President and Chief Executive Officer


                                 Date:  March 18, 2004
                                        -----------------------------

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


SIGNATURE                                              TITLE                           DATE
----------------------------------  --------------------------------------------  --------------
/s/ Sidney S. (Buck) Anderson, Jr.  Chairman of the Board of Director             March 18, 2004
----------------------------------
Sidney S. (Buck) Anderson, Jr.



/s/ James Thomas Casper, III        Director                                      March 18, 2004
----------------------------------
James Thomas Casper, III



/s/ Charles A. Clark, Sr.           Director                                      March 18, 2004
----------------------------------
Charles A. Clark, Sr.



/s/ John T. Croley, Jr.             Secretary, Vice Chairman, Director            March 18, 2004
----------------------------------
John T. Croley, Jr.



/s/ A.B.C. (Chip) Dorminy, III      Director                                      March 18, 2004
----------------------------------
A.B.C. (Chip) Dorminy, III


SIGNATURE                                              TITLE                           DATE
----------------------------------  --------------------------------------------  --------------


/s/ John S. Dunn                    Director                                      March 18, 2004
----------------------------------
John S. Dunn



/s/ Lee Phillip Liles               Director                                      March 18, 2004
----------------------------------
Lee Phillip Liles



/s/ Steven L. Mitchell              Director                                      March 18, 2004
----------------------------------
Steven L. Mitchell



/s/ James A. Parrott, II            Director                                      March 18, 2004
----------------------------------
James A. Parrott, II


                                    Director, President, Chief Executive Officer
/s/ George M. Ray                   and Acting Chief Financial Officer *          March 18, 2004
----------------------------------
George M. Ray



/s/ Hulin Reeves, Jr.               Director                                      March 18, 2004
----------------------------------
Hulin Reeves, Jr.



/s/ Robert E. Sherrell              Director                                      March 18, 2004
----------------------------------
Robert E. Sherrell



/s/ John Edward Smith, III          Director                                      March 18, 2004
----------------------------------
John Edward Smith, III



/s/ Wyndall L. Walters              Director                                      March 18, 2004
----------------------------------
Wyndall L. Walters


*  Principal Executive, Financial and Accounting Officer.


Exhibit Number  Exhibit
--------------  -------

           3.1  Articles of Incorporation.(1)

           3.2  Bylaws.(1)
           4.1  See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

          13.1  CBC Holding Company 2003 Annual Report to Shareholders.

          21.1  Subsidiaries of CBC Holding Company(1)

          24.1  Power of Attorney (appears on the signature pages to this Annual Report on Form
                10-KSB).

          31.1  Certification of Chief Executive Officer (and acting Chief Financial Officer).

          32.1  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.1  Statistical information required by Item 1 of Part I of this annual report on Form
                10-KSB

---------------
(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.
