Form 10QSB
period 2004-03-31
CBC HOLDING CO
filed 2004-05-14
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended  March 31, 2004
                                          --------------

[X]  Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from to

Commission file number  0-22451
                        -------

                               CBC HOLDING COMPANY
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                            58-231157
-------------------------------                           -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                      --------------------------
731,904 shares outstanding at March 31, 2004
--------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes         No    X
     -----      -----

                               CBC Holding Company
                                 and Subsidiary

                                      INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald

     Consolidated Balance Sheets (unaudited) - March 31, 2004 and
     December 31, 2003.                                                        2

     Consolidated Statements of Income (unaudited) - For the Three
     Months Ended March 31, 2004 and 2003.                                     3

     Consolidated Statements of Cash Flows (unaudited) - For the
     Three Months Ended March 31, 2004 and 2003.                               4

     Notes to Consolidated Financial Statements (unaudited)                    5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

ITEM 3.  Controls and Procedures                                              10

PART II: OTHER INFORMATION                                                    11

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

                               CBC HOLDING COMPANY AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                           (UNAUDITED)
========================================================================================

                                                             MARCH 31,     DECEMBER 31,
ASSETS                                                          2004           2003
                                                            ------------  --------------

Cash and due from banks                                     $ 1,893,421   $   2,068,909
Federal funds sold                                           11,737,000      12,166,000
                                                            ------------  --------------
  Total cash and cash equivalents                            13,630,421      14,234,909
                                                            ------------  --------------

Securities available for sale, at fair value                  8,462,349       6,319,920
Securities held to maturity, at cost                          6,005,862       6,656,222
Federal Home Loan Bank stock, restricted, at cost               205,200         165,900

Loans, net of unearned income                                52,169,161      52,771,755
Less: allowance for loan losses                                (825,845)       (780,566)
                                                            ------------  --------------
  Loans, net                                                 51,343,316      51,991,189
                                                            ------------  --------------

Bank premises and equipment, net                              2,053,116       2,005,462
Intangible assets, net of amortization                        1,668,127       1,668,127
Accrued interest receivable                                     494,237         535,601
Other real estate                                               165,220          99,971
Other assets                                                    106,592         119,967
                                                            ------------  --------------
  TOTAL ASSETS                                              $84,134,440   $  83,797,268
                                                            ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                      $ 9,614,952   $   9,619,356
  Interest bearing                                           64,834,903      64,699,825
                                                            ------------  --------------
  Total deposits                                             74,449,855      74,319,181

Accrued interest payable                                         92,212         108,678
Other liabilities and accrued expenses                          249,137         182,605
                                                            ------------  --------------
  Total liabilities                                          74,791,204      74,610,464
                                                            ------------  --------------

Stockholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2004 and 2003             731,904         731,904
  Paid-in capital surplus                                     6,816,170       6,816,170
  Retained earnings                                           1,735,096       1,590,211
  Accumulated other comprehensive income                         60,066          48,519
                                                            ------------  --------------
   Total stockholders' equity                                 9,343,236       9,186,804
                                                            ------------  --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $84,134,440   $  83,797,268
                                                            ============  ==============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
================================================================================

                                                          THREE MONTHS ENDED
                                                         MARCH 31,   MARCH 31,
                                                           2004        2003
                                                        ----------  ----------
INTEREST INCOME:
  Interest and fees on loans                            $  841,467     874,373
  Interest on investment securities:                       105,391      86,649
  Income on federal funds sold                              28,456      26,998
  Other interest income                                     14,056       6,993
                                                        ----------  ----------
    Total interest income                                  989,370     995,013
                                                        ----------  ----------

INTEREST EXPENSE:
  Deposits                                                 304,848     346,425
  Other interest expense                                         -           -
                                                        ----------  ----------
    Total interest expense                                 304,848     346,425
                                                        ----------  ----------

  Net interest income before provision for loan losses     684,522     648,588
    Less - provision for loan losses                        60,000      42,000
                                                        ----------  ----------
  Net interest income after provision for loan losses      624,522     606,588
                                                        ----------  ----------

OTHER OPERATING INCOME:
  Service charges on deposit accounts                       97,547     121,722
  Other service charges, commissions and fees               23,964      39,226
  Gain on sale of investment securities                      1,748         979
  Other income                                              19,368       6,951
                                                        ----------  ----------
    Total other operating income                           142,627     168,878
                                                        ----------  ----------

OTHER OPERATING EXPENSE:
  Salaries                                                 214,653     201,879
  Employee Benefits                                         68,445      60,950
  Net occupancy expense                                     53,092      46,023
  Equipment rental and depreciation of equipment            42,999      40,381
  Other expenses                                           189,242     174,414
                                                        ----------  ----------
    Total other operating expenses                         568,431     523,647
                                                        ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                          198,718     251,819
  Less - provision for income tax                           53,834      76,630
                                                        ----------  ----------
NET INCOME (LOSS)                                       $  144,884  $  175,189
                                                        ----------  ----------

Income per share *                                      $     0.20  $     0.24
                                                        ----------  ----------

* Net income/weighted average outstanding shares of 731,904 at March 31, 2004 and 2003.

                                      CBC HOLDING COMPANY AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                  (UNAUDITED)
================================================================================================================

                                                                               3 MONTHS ENDED    3 MONTHS ENDED
                                                                                  MARCH 31,         MARCH 31,
                                                                                    2004              2003
                                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                           $       144,884   $       175,189
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Provision for loan losses                                                          60,000            42,000
    Depreciation                                                                       41,485            39,280
    Gain on sale / calls of investment securities                                      (1,748)             (979)
    Changes in accrued income and other assets                                        (10,510)          105,559
    Changes in accrued expenses and other liabilities                                  44,118            55,445
                                                                              ----------------  ----------------
      Net cash provided by (used in) operating activities                             278,229           416,494
                                                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                                    587,874        (1,163,749)
  Purchase of available for sale securities                                        (3,007,547)                -
  Purchase of held to maturity securities                                                   -        (1,004,472)
  Proceeds from sales, calls, and maturities of available for sale securities       1,534,721         2,177,412
  Purchases of FHLB stock                                                             (39,300)                -
  Purchases of property and equipment                                                 (89,139)          (41,115)
                                                                              ----------------  ----------------
      Net cash provided by (used in) investing activities                          (1,013,391)          (31,924)
                                                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                              130,674         1,475,359
  Cash dividends paid                                                                       -                 -
                                                                              ----------------  ----------------
      Net cash provided by (used in) financing activities                             130,674         1,475,359
                                                                              ----------------  ----------------

Net Increase in Cash and Cash Equivalents                                            (604,488)        1,859,929
Cash and Cash Equivalents, Beginning of Period                                     14,234,909        10,873,922
                                                                              ----------------  ----------------
Cash and Cash Equivalents, End of Period                                      $    13,630,421   $    12,733,851
                                                                              ================  ================

SUPPLEMENT CASH FLOW INFORMATION:
Cash paid for interest                                                        $       321,314   $       366,911
                                                                              ================  ================
Cash paid for income taxes                                                    $             -   $         1,712
                                                                              ================  ================

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================


(1)  BASIS OF PRESENTATION

     The accompanying reviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

(3)  OTHER COMPREHENSIVE INCOME

     During the three months ended March 31, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 follows:

      Accumulated other comprehensive income at December 31, 2003   $    48,519
      Other comprehensive income, net of tax:
        Change in unrealized gain on securities available for sale
          net of deferred income tax expense of $5,948                   13,295
        Less: Reclassification adjustment for gains realized
          in net income                                                  (1,748)
                                                                    ------------
      Accumulated other comprehensive income at March 31, 2004      $    60,066
                                                                    ------------

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(4)  SUPPLEMENTAL FINANCIAL DATA

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2004 and 2003 are:

                                     THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31,            MARCH 31,
                                            2004                 2003
                                     -------------------  -------------------
     SUPPLIES                        $            17,615  $            20,089
     INTERCEPT PROCESSING            $            12,200  $             9,450
     DIRECTORS FEES                  $            18,600  $            14,400

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2004 AND 2003
================================================================================


INTERIM FINANCIAL CONDITION

     CBC Holding Company (the "Company") reported total assets of $84,134,440 as of March 31, 2004, compared to $83,797,268 at December 31, 2003. The most significant change in the composition of assets was an increase in securities available for sale from $6,319,920 to $8,462,349 (33.9 % increase).

LIQUIDITY

     The liquidity ratio for the Bank was 18.3% at March 31, 2004, compared to 19.2% at December 31, 2003. The Company has approximately $2,900,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2004. In addition, the Bank has a $7,330,000 line of credit with the Federal Home Loan Bank of which $7,330,000 was available at March 31, 2004. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturities of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

     The capital of the Company totaled $9,343,236 as of March 31, 2004. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.2% at March 31, 2004, compared to 9.2% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2004, the Bank had a risk-weighted total capital ratio of 15.0% compared to 14.6% at December 31, 2003, and a Tier I risk-weighted capital ratio of 13.7%, compared to 13.3% at December 31, 2003.

ASSET QUALITY

     Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $437,000, an increase of $169,000 from December 31, 2003. There were no related party loans which were considered nonperforming at March 31, 2004. The composition of the nonperforming assets is presented in the following table:

                                                    MARCH 31,    DECEMBER 31,
                                                      2004           2003
                                                   -----------  --------------
     Loans on nonaccrual                           $  199,000   $     150,000
     Loans greater than 90 days past due               73,000         118,000
     Other real estate owned                          165,000               -
     Other repossessed collateral                           -               -
                                                   -----------  --------------

         Total nonperforming assets                $  437,000   $     268,000
                                                   ===========  ==============

     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate        0.84%           0.52%
                                                         -----           -----

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2004 AND 2003
================================================================================

     The allowance for loan losses totaled $825,845 at March 31, 2004, an increase of $45,279 from December 31, 2003. The allowance for loan losses represented 1.5% of total loans at March 31, 2004 and 1.4% of total loans at December 31, 2003, respectively. An analysis of the allowance for loan losses since December 31, 2003 follows:

     Allowance for loan losses at December 31, 2003       $    780,566

     Charge-offs:
       Commercial                                               16,000
       Real Estate                                                   -
       Installment                                               3,000
                                                          ------------
                                                                19,000

     Recoveries:
       Commercial                                                    -
       Real Estate                                                   -
       Installment                                               4,279
                                                          ------------
                                                                 4,279

     Provision charged to income                                60,000
                                                          ------------

     Allowance for loan losses at March 31, 2004          $    825,845
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

INVESTMENT SECURITIES

     At March 31, 2004, the Bank had $8,462,349 in investment securities available-for-sale and $6,005,862 in investment securities held to maturity. The net unrealized gain on available for sale securities, net of deferred taxes, was $60,066 on March 31, 2004. During the period ended March 31, 2004, the Bank purchased $3,007,547 in investment securities available for sale. Also, for the period ended March 31, 2004, calls of investment securities available for sale totaled $747,000 resulting in a gain of $1,748. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2004 AND 2003
================================================================================

RESULTS OF OPERATIONS

     Net interest income for the first three months of 2004 was $684,522, an increase of $35,934 (5.5%) compared to the same period for 2003. Interest income for the first three months of 2004 was $989,370 representing a decrease of $5,643 (.5%) over the same period in 2003. The decrease in interest income was primarily due to a decrease in net interest margin. Interest expense for the first three months of 2004 decreased $41,577 (12.0%) compared to the same period in 2003. The decrease in interest expense is primarily due to a decrease in interest rates paid on deposits.

     Amounts charged to expense related to the allowance for loan losses for the first three months of 2004 and 2003 were $60,000 and $42,000, respectively.

     Other operating income for the first three months of 2004 was $142,627, compared to $168,878 in 2003. The change is primarily attributable to a decrease in service charges, commissions and fees.

     Other operating expenses for the first three months of 2004 were $568,431, an increase of $44,784 (8.6%) compared to the same period for 2003. The change is primarily due to an increase in salaries and benefits of $20,269 and other expenses of $14,828.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        ITEM 3.  CONTROLS AND PROCEDURES
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
================================================================================

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

                       CBC HOLDING COMPANY AND SUBSIDIARY
                           PART II. OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
================================================================================

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended September 30, 2003.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     A. There have been no reports filed on form 8-K for the three months ended March 31, 2004.
     B.   Exhibit 31.1
     C.   Exhibit 32.1


SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY

/s/ George M. Ray
-----------------
George M. Ray
President / Chief Executive Officer



Date: May 10, 2004