Form 10QSB
period 2004-06-30
CBC HOLDING CO
filed 2004-08-13
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2004
                                         -------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from          to
                                         --------    ---------

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

Yes  [X]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,904 shares outstanding at June 30, 2004
-------------------------------------------


Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                                  CBC Holding Company
                                     and Subsidiary

                                         INDEX

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                     PAGE

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald

          Consolidated Balance Sheets (unaudited) - June 30, 2004 and
          December 31, 2003.                                                          2

          Consolidated Statements of Income (unaudited) - For the Six Months
          Ended June 30, 2004 and 2003 and For the Three Months Ended
          June 30, 2004 and 2003.                                                     3

          Consolidated Statements of Cash Flows (unaudited) - For the Six Months
          Ended June 30, 2004 and 2003.                                               4

          Notes to Consolidated Financial Statements (unaudited)                      5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                       7

ITEM 3.   Controls and Procedures                                                    12

PART II:  OTHER INFORMATION                                                          13

                           CBC HOLDING COMPANY AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 2004 AND DECEMBER 31, 2003
==========================================================================================

                                                                JUNE 30,     DECEMBER 31,
ASSETS                                                            2004           2003
                                                              ------------  --------------

Cash and due from banks                                       $ 1,777,648   $   2,068,909
Federal funds sold                                              5,394,000      12,166,000
                                                              ------------  --------------
   Total cash and cash equivalents                              7,171,648      14,234,909
                                                              ------------  --------------

Securities available for sale, at fair value                    7,907,139       6,319,920
Securities held to maturity, at cost                            5,183,407       6,656,222
Federal Home Loan Bank stock, restricted, at cost                 205,200         165,900

Loans, net of unearned income                                  55,495,001      52,771,755
Less: allowance for loan losses                                  (873,294)       (780,566)
                                                              ------------  --------------
   Loans, net                                                  54,621,707      51,991,189
                                                              ------------  --------------

Bank premises and equipment, net                                2,048,162       2,005,462
Intangible assets, net of amortization                          1,668,127       1,668,127
Accrued interest receivable                                       560,994         535,601
Other real estate                                                  65,250          99,971
Other assets                                                      179,955         119,967
                                                              ------------  --------------
   TOTAL ASSETS                                               $79,611,589   $  83,797,268
                                                              ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                       $ 9,037,368   $   9,619,356
   Interest bearing                                            60,932,569      64,699,825
                                                              ------------  --------------
   Total deposits                                              69,969,937      74,319,181

Accrued interest payable                                           83,425         108,678
Other liabilities and accrued expenses                            221,960         182,605
                                                              ------------  --------------
   Total liabilities                                           70,275,322      74,610,464
                                                              ------------  --------------

Stotckholders' Equity:
   Common stock, $1 par value, authorized 10,000,000 shares,
      issued and outstanding 731,904 in 2004 and 2003             731,904         731,904
   Paid-in capital surplus                                      6,816,170       6,816,170
   Retained earnings                                            1,805,666       1,590,211
   Accumulated other comprehensive income                         (17,473)         48,519
                                                              ------------  --------------
      Total stockholders' equity                                9,336,267       9,186,804
                                                              ------------  --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $79,611,589   $  83,797,268
                                                              ============  ==============

                                  CBC HOLDING COMPANY AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                              (UNAUDITED)
=======================================================================================================

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                            2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
INTEREST INCOME:
   Interest and fees on loans                            $  869,885  $  902,389  $1,711,352   1,776,762
   Interest on investment securities                         95,812      80,513     201,203     167,162
   Income on federal funds sold                              16,043      30,177      44,499      57,175
   Other interest income                                     16,980       6,837      31,036      13,830
                                                         ----------  ----------  ----------  ----------
     Total interest income                                  998,720   1,019,916   1,988,090   2,014,929
                                                         ----------  ----------  ----------  ----------

INTEREST EXPENSE:
   Deposits                                                 272,559     366,066     577,407     712,491
   Other interest expense                                         -           -           -           -
                                                         ----------  ----------  ----------  ----------
      Total interest expense                                272,559     366,066     577,407     712,491
                                                         ----------  ----------  ----------  ----------

   Net interest income before provision for loan losses     726,161     653,850   1,410,683   1,302,438
      Less - provision for loan losses                       60,000      44,500     120,000      86,500
                                                         ----------  ----------  ----------  ----------
   Net interest income after provision for loan losses      666,161     609,350   1,290,683   1,215,938
                                                         ----------  ----------  ----------  ----------

OTHER OPERATING INCOME:
   Service charges on deposit accounts                      107,940     111,049     205,487     232,771
   Other service charges, commissions and fees               14,229      19,293      38,193      58,519
   Gain on sale of investment securities                          -         273       1,748       1,252
   Other income                                              11,274       2,925      30,642       9,876
                                                         ----------  ----------  ----------  ----------
      Total other operating income                          133,443     133,540     276,070     302,418
                                                         ----------  ----------  ----------  ----------

OTHER OPERATING EXPENSE:
   Salaries                                                 223,871     210,983     438,524     412,862
   Employee Benefits                                         69,089      61,236     137,534     122,186
   Net occupancy expense                                     50,930      52,428     104,022      98,451
   Equipment rental and depreciation of equipment            49,336      40,903      92,335      81,284
   Other expenses                                           207,416     196,817     396,658     371,231
                                                         ----------  ----------  ----------  ----------
      Total other operating expenses                        600,642     562,367   1,169,073   1,086,014
                                                         ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                                  198,962     180,523     397,680     432,342
   Less - provision for income tax                           55,201      52,647     109,035     129,277
                                                         ----------  ----------  ----------  ----------
NET INCOME                                               $  143,761  $  127,876  $  288,645  $  303,065
                                                         ----------  ----------  ----------  ----------

Income per share *                                       $     0.20  $     0.17  $     0.39  $     0.41
                                                         ----------  ----------  ----------  ----------

* Net income/weighted average outstanding shares of 731,904 at June 30, 2004 and 2003.

                                   CBC HOLDING COMPANY AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                (UNAUDITED)
==========================================================================================================

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    2004          2003
                                                                                ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   288,645   $   303,065
   Adjustments to reconcile net loss to net
         cash provided by operating activities:
      Provision for loan losses                                                     120,000        86,500
      Depreciation                                                                   89,835        71,552
      Gain on sale of investment securities                                          (1,748)       (1,252)
      Changes in accrued income and other assets                                    (50,660)      (61,030)
      Changes in accrued expenses and other liabilities                              48,098        15,880
                                                                                ------------  ------------
         Net cash provided by (used in) operating activities                        494,170       414,715
                                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans to customers                                              (2,750,517)   (4,459,139)
   Purchase of available for sale securities                                     (4,005,359)   (1,050,328)
   Purchase of held to maturity securities                                                -    (2,689,578)
   Proceeds from sales, calls, and maturities of availible for sale securities    2,319,900     3,518,383
   Proceeds from sales, calls, and maturities of held to maturity securities      1,472,815             -
   (Purchases) Proceeds from sale of FHLB stock                                     (39,300)       59,100
   Purchases of property and equipment                                             (132,535)      (47,138)
                                                                                ------------  ------------
      Net cash provided by (used in) investing activities                        (3,134,996)   (4,668,700)
                                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                                                        (4,349,244)    4,349,761
   Cash dividends paid                                                              (73,191)      (73,190)
                                                                                ------------  ------------
      Net cash provided by (used in) financing activities                        (4,422,435)    4,276,571
                                                                                ------------  ------------

Net Increase in Cash and Cash Equivalents                                        (7,063,261)       22,586
Cash and Cash Equivalents, Beginning of Period                                   14,234,909    10,873,922
                                                                                ------------  ------------
Cash and Cash Equivalents, End of Period                                        $ 7,171,648   $10,896,508
                                                                                ============  ============

SUPPLEMENT CASH FLOW INFORMATION:
Cash paid for interest                                                          $   586,194   $   693,705
                                                                                ============  ============
Cash paid for income taxes                                                      $    52,250   $   114,212
                                                                                ============  ============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(1)  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

(2)  NEW AND PENDING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER  COMPREHENSIVE  INCOME

     During the six months ended June 30, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 follows:

     Accumulated other comprehensive income at December 31, 2003       $ 48,519
     Other comprehensive income, net of tax:
        Change in unrealized loss on securities availible for sale
           net of deferred income tax expense of $33,996                (64,244)
        Less: Reclassification adjustment for gains realized
           in net income                                                 (1,748)
                                                                       ---------
     Accumulated other comprehensive income at June 30, 2004           $(17,473)
                                                                       ---------

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(4)  SUPPLEMENTAL  FINANCIAL  DATA

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2004 and 2003 are:

                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                  JUNE 30,               JUNE 30,
                              2004        2003       2004       2003
                           ----------  ----------  ---------  ---------
     PROFESSIONAL FEES     $   33,299  $   14,094  $  38,501  $  16,889
     SUPPLIES              $   13,798  $   14,077  $  31,413  $  34,166
     INTERCEPT PROCESSING  $   12,200  $    9,500  $  24,400  $  18,950
     ADVERTISING           $    9,838  $   13,437  $  19,039  $  24,585
     DIRECTORS FEES        $   18,600  $   17,600  $  37,200  $  32,000

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2004 AND 2003
================================================================================

The following discussion of financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

Factors which could cause actual results to differ from expectations include, among other things:

     - the challenges, costs and complications associated with the continued development of our branches;
     - the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;
     -    our  dependence  on  senior  management;
     - competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services;
     - adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);
     - changes in deposit rates, the net interest margin, and funding sources;
     -    inflation,  interest  rate,  market,  and  monetary  fluctuations;
     - risks inherent in making loans including repayment risks and value of collateral;
     - the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;
     -    fluctuations  in  consumer  spending  and  saving  habits;
     -    the  demand  for  our  products  and  services;
     -    technological  changes;
     - the challenges and uncertainties in the implementation of our expansion and development strategies;
     -    the  ability  to  increase  market  share;
     -    the  adequacy of expense projections and estimates of impairment loss;
     - the impact of changes in accounting policies by the Securities and Exchange Commission;
     -    unanticipated  regulatory  or  judicial  proceedings;
     - the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);
     - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
     - the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2004 AND 2003
================================================================================

     - the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
     - other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and
     -    Our  success  at  managing  the  risks  involved  in  the  foregoing.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses - A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data, and borrowers' operating factors such as cash flows, operating income or loss, etc.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management's periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

INTERIM FINANCIAL CONDITION

CBC Holding Company (the "Company") reported total assets of $79,611,589 as of June 30, 2004, compared to $83,797,268 at December 31, 2003. The most significant change in the composition of assets was a decrease in federal funds sold from $12,166,000 at December 31, 2003 to $5,394,000 at June 30, 2004, which represents a decrease of $6,772,000 (55.7%). This decrease in federal funds sold was primarily due to a $4,349,244 (5.85%) decrease in deposit accounts from $74,319,181 at December 31, 2003 to $69,969,937 at June 30, 2004. Management
allowed non-core deposit accounts to roll off the balance sheet in an attempt to reduce interest costs. Current yields on short-term investments were such that the investment of the excess non-core deposits would reduce net interest margin. While these deposits could have been profitably invested in long term investments for a higher rate, management elected not to accept the extension risk in the anticipated rising rate environment.

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2004 AND 2003
================================================================================

ASSET QUALITY

Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $359,000, an decrease of $80,000 from December 31, 2003. This decrease is primarily due to a decrease of $86,000 in loans past due greater than 90 days. There were no related party loans which were considered nonperforming at June 30, 2004. The composition of the nonperforming assets is presented in the following table:

                                                       JUNE 30,    DECEMBER 31,
                                                         2004          2003
                                                      ----------  --------------
     Loans on nonaccrual                              $ 249,000   $     208,000
     Loans greater than 90 days past due                 45,000         131,000
     Other real estate owned                             65,000         100,000
     Other repossessed collateral                             -               -
                                                      ----------  --------------

        Total nonperforming assets                    $ 359,000   $     439,000
                                                      ==========  ==============

     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate          0.65%           0.83%
                                                      ----------  --------------

The allowance for loan losses totaled $873,294 at June 30, 2004, an increase of $92,728 from December 31, 2003. The allowance for loan losses represented 1.6% of total loans at June 30, 2004 and 1.4% of total loans at December 31, 2003, respectively. An analysis of the allowance for loan losses since December 31, 2003 follows:

     Allowance for loan losses at December 31, 2003  $780,566

     Charge-offs:
        Commercial                                     18,000
        Real Estate                                     6,000
        Installment                                    11,000
                                                     --------
                                                       35,000

     Recoveries:
        Commercial                                          -
        Real Estate                                         -
        Installment                                     7,728
                                                     --------
                                                        7,728

     Provision charged to income                      120,000
                                                     --------

     Allowance for loan losses at June 30, 2004      $873,294
                                                     ========

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2004 AND 2003
================================================================================

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

RESULTS OF OPERATIONS

Net interest income for the first six months of 2004 was $1,410,683, an increase of $108,245 (or 8.3%) compared to the same period for 2003. The increase in net interest income was primarily due to a decrease in interest expense on deposits of $135,084 (or 19%) for the six month period ended June 30, 2004 compared to the same period for 2003. Interest income for the first six months of 2004 was $1,988,090 representing a decrease of $26,839 (1.3%) over the same period in 2003. The decrease in interest income was primarily due to lower interest rates on loans. Management anticipates a rising rate environment, which will have a positive impact on net interest margin.

Amounts charged to expense related to the allowance for loan losses for the first six months of 2004 and 2003 were $120,000 and $86,500, respectively.

Other operating income for the first six months of 2004 was $276,070, a decrease of $26,348 (or 8.7%) compared to $302,418 in 2003. The change is primarily attributable to a decrease in service charges, commissions and fees received during the first half of 2004 when compared to the same period in 2003.

Other operating expenses for the first six months of 2004 were $1,169,073, an increase of $83,059 (or 7.6%) compared to the same period for 2003. The change is primarily due to an increase in salaries and benefits of $41,010 and professional fees of $21,612 for the first six months of 2004 compared to the same period in 2003.

LIQUIDITY

The liquidity ratio for the Bank was 20.69% at June 30, 2004, compared to 19.2% at December 31, 2003. While management feels the liquidity position is more than adequate for existing operations, the Company has additional sources of liquidity in place if needed. The Company has approximately $2,900,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2004. In addition, the Bank has a $7,330,000 line of credit with the Federal Home Loan Bank of which $7,330,000 was available at June 30, 2004. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturities of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.


CAPITAL

The capital of the Company totaled $9,336,267 at June 30, 2004 compared to $9,186,804 at December 31, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.7% at June 30, 2004, compared to 9.2% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2004, the Bank had a risk-weighted total capital ratio of 14.8% compared to 14.6% at December 31, 2003, and a Tier I risk-weighted capital ratio of 13.5%, compared to 13.3% at December 31, 2003.

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2004 AND 2003
================================================================================

INVESTMENT SECURITIES

At June 30, 2004, the Bank had $7,907,139 in investment securities available-for-sale and $5,183,407 in investment securities held to maturity. At December 31, 2003, the Bank had $6,319,920 in investment securities available-for-sale and $6,656,222 in investment securities held to maturity. This represented a net increase in investment securities of $114,404 (or .9%). The net unrealized loss on available for sale securities, net of deferred taxes, was $17,473 on June 30, 2004. During the period ended June 30, 2004, the Bank purchased $4,005,359 in investment securities available for sale. These purchases were primarily reinvesting funds from calls and maturities of existing investment securities. The Bank invests primarily in obligations of the United
States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        ITEM 3.  CONTROLS AND PROCEDURES
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

The Company's management, including the Chief Executive Officer who also acts as the Company's Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Company's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                           PART II. OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
================================================================================

PART II: OTHER INFORMATION:

Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item  2.  Changes  in  Securities
     (a)  Not  Applicable
     (b)  Not  Applicable
     (c)  Not  Applicable
     (d)  Not  Applicable
     (e)  Not  Applicable
Item  3.  Defaults  Upon  Senior  Securities
     Not  Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended June 30, 2004.
Item  5.  Other  Information
     None
Item  6.  Exhibits  and  Reports  on  Form  8-K.
     (a)       Exhibits:
     31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)       Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY

/s/  George M. Ray
--------------------
George M. Ray
President / Chief Executive Officer
and Acting Chief Financial Officer


Date:  August 13, 2004