Form 10QSB
period 2004-09-30
CBC HOLDING CO
filed 2004-11-12
CIK 1038359

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended  September 30, 2004
                                    -------------------

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

Yes [X]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,904 shares outstanding at September 30, 2004
   ---------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                              CBC Holding Company
                                 and Subsidiary

                                      INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

The following financial statements are provided for CBC Holding Company and the subsidiary bank, Community Banking Company of Fitzgerald

         Consolidated Balance Sheets (unaudited) - September 30, 2004 and
         December 31, 2003.                                                    2

         Consolidated Statements of Income (unaudited) - For the Nine
         Months Ended September 30, 2004 and 2003 and For the Three
         Months Ended September 30, 2004 and 2003.                             3

         Consolidated Statements of Cash Flows (unaudited) - For the
         Nine Months Ended September 30, 2004 and 2003.                        4

         Notes to Consolidated Financial Statements (unaudited)                5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 7

ITEM 3.  Controls and Procedures                                              12

PART II: OTHER INFORMATION                                                    13

                       CBC HOLDING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

=============================================================================================
                                                               SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                             2004             2003
                                                              ---------------  --------------
 Cash and due from banks                                      $    1,985,048   $   2,068,909
 Federal funds sold                                                4,410,000      12,166,000
                                                              ---------------  --------------
   Total cash and cash equivalents                                 6,395,048      14,234,909
                                                              ---------------  --------------

 Securities available for sale, at fair value                      7,863,093       6,319,920
 Securities held to maturity, at cost                              4,998,035       6,656,222
 Federal Home Loan Bank stock, restricted, at cost                   205,200         165,900

 Loans, net of unearned income                                    56,204,682      52,771,755
 Less: allowance for loan losses                                    (890,780)       (780,566)
                                                              ---------------  --------------
   Loans, net                                                     55,313,902      51,991,189
                                                              ---------------  --------------

 Bank premises and equipment, net                                  2,017,376       2,005,462
 Intangible assets, net of amortization                            1,668,127       1,668,127
 Accrued interest receivable                                         599,854         535,601
 Other real estate                                                         -          99,971
 Other assets                                                        159,298         119,967
                                                              ---------------  --------------
    TOTAL ASSETS                                              $   79,219,933   $  83,797,268
                                                              ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Non-interest bearing                                       $    9,442,761   $   9,619,356
   Interest bearing                                               59,808,406      64,699,825
                                                              ---------------  --------------
   Total deposits                                                 69,251,167      74,319,181

 Accrued interest payable                                             78,355         108,678
 Other liabilities and accrued expenses                              314,458         182,605
                                                              ---------------  --------------
    Total liabilities                                             69,643,980      74,610,464
                                                              ---------------  --------------

 Stotckholders' Equity:
   Common stock, $1 par value, authorized 10,000,000 shares,
   issued and outstanding 731,904 in 2004 and 2003                   731,904         731,904
  Paid-in capital surplus                                          6,816,170       6,816,170
  Retained earnings                                                2,003,911       1,590,211
  Accumulated other comprehensive income                              23,968          48,519
                                                              ---------------  --------------
   Total stockholders' equity                                      9,575,953       9,186,804
                                                              ---------------  --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   79,219,933   $  83,797,268
                                                              ===============  ==============

                                   CBC HOLDING COMPANY AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                              (UNAUDITED)

=========================================================================================================

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                             2004        2003         2004        2003
                                                          ----------  -----------  ----------  ----------
INTEREST INCOME:
    Interest and fees on loans                            $  904,235  $  898,802   $2,615,587  $2,675,564
    Interest on investment securities                         94,740      71,632      295,943     238,794
    Income on federal funds sold                              13,144      22,060       57,643      79,235
    Other interest income                                     14,441       6,333       45,477      20,163
                                                          ----------  -----------  ----------  ----------
     Total interest income                                 1,026,560     998,827    3,014,650   3,013,756
                                                          ----------  -----------  ----------  ----------

INTEREST EXPENSE:
    Deposits                                                 267,612     338,536      845,019   1,051,027
    Other interest expense                                         -           -            -           -
                                                          ----------  -----------  ----------  ----------
      Total interest expense                                 267,612     338,536      845,019   1,051,027
                                                          ----------  -----------  ----------  ----------

    Net interest income before provision for loan losses     758,948     660,291    2,169,631   1,962,729
    Less - provision for loan losses                          60,000      60,000      180,000     146,500
                                                          ----------  -----------  ----------  ----------
    Net interest income after provision for loan losses      698,948     600,291    1,989,631   1,816,229
                                                          ----------  -----------  ----------  ----------

OTHER OPERATING INCOME:
    Service charges on deposit accounts                      132,916     106,389      338,403     339,160
    Other service charges, commissions and fees               12,486      32,286       50,679      90,805
    Gain on sale of investment securities                          -        (250)       1,748       1,002
    Other income                                              10,543       7,777       41,185      17,653
                                                          ----------  -----------  ----------  ----------
      Total other operating income                           155,945     146,202      432,015     448,620
                                                          ----------  -----------  ----------  ----------

OTHER OPERATING EXPENSE:
    Salaries                                                 225,675     205,789      664,199     618,651
    Employee Benefits                                         69,274      61,302      206,808     183,488
    Net occupancy expense                                     50,547      49,638      154,569     148,089
    Equipment rental and depreciation of equipment            50,615      41,311      142,950     122,595
    Other expenses                                           177,560     174,149      574,218     545,380
                                                          ----------  -----------  ----------  ----------
      Total other operating expenses                         573,671     532,189    1,742,744   1,618,203
                                                          ----------  -----------  ----------  ----------

INCOME BEFORE INCOME TAXES                                   281,222     214,304      678,902     646,646
    Less - provision for income tax                           82,977      61,322      192,012     190,599
                                                          ----------  -----------  ----------  ----------
NET INCOME                                                $  198,245  $  152,982   $  486,890  $  456,047
                                                          ----------  -----------  ----------  ----------

Earnings per share                                        $     0.27  $     0.21   $     0.67  $     0.62
                                                          ----------  -----------  ----------  ----------
Diluted earnings per share                                $     0.27  $     0.21   $     0.67  $     0.62
                                                          ----------  -----------  ----------  ----------

                              CBC HOLDING COMPANY AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          (UNAUDITED)

=========================================================================================================
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   2004          2003
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   486,890   $   456,047
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Provision for loan losses                                                      110,214       146,500
    Depreciation                                                                   139,455       119,199
    Gain on sale of investment securities                                           (1,748)       (1,002)
    Changes in accrued income and other assets                                    (103,584)     (130,125)
    Changes in accrued expenses and other liabilities                              114,177        29,272
                                                                               ------------  ------------
      Net cash provided by (used in) operating activities                          745,404       619,891
                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                              (3,432,927)   (3,845,268)
  Purchase of available for sale securities                                     (4,005,359)   (1,050,328)
  Purchase of held to maturity securities                                                -    (5,819,938)
  Proceeds from sales, calls, and maturities of availible for sale securities    2,463,934       790,710
  Proceeds from sales, calls, and maturities of held to maturity securities      1,620,989     3,451,503
  (Purchases) Proceeds from sale of FHLB stock                                     (39,300)       59,100
  Proceeds from sale of property and other real estate                              99,971             -
  Purchases of property and equipment                                             (151,369)     (174,933)
                                                                               ------------  ------------
      Net cash provided by (used in) investing activities                       (3,444,061)   (6,589,154)
                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                          (5,068,014)    7,190,264
Cash dividends paid                                                                (73,190)      (73,190)
                                                                               ------------  ------------
Net cash provided by (used in) financing activities                             (5,141,204)    7,117,074
                                                                               ------------  ------------

Net Increase in Cash and Cash Equivalents                                       (7,839,861)    1,147,811
Cash and Cash Equivalents, Beginning of Period                                  14,234,909    10,873,922
                                                                               ------------  ------------
Cash and Cash Equivalents, End of Period                                       $ 6,395,048   $12,021,733
                                                                               ============  ============

SUPPLEMENT CASH FLOW INFORMATION:
Cash paid for interest                                                         $   875,342   $ 1,094,846
                                                                               ============  ============
Cash paid for income taxes                                                     $   102,250   $   170,462
                                                                               ============  ============

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(1)  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

(2)  NEW  AND  PENDING  PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER  COMPREHENSIVE  INCOME

     During the nine months ended September 30, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 follows:

Accumulated other comprehensive income at December 31, 2003            $ 48,519
Other comprehensive income, net of tax:
  Change in unrealized loss on securities availible for sale
    net of deferred income tax expense of $12,647                       (22,803)
  Less: Reclassification adjustment for gains realized
    in net income                                                        (1,748)
                                                                       ---------
Accumulated other comprehensive income at September 30, 2004           $ 23,968
                                                                       ---------

                       CBC HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

(4)  SUPPLEMENTAL FINANCIAL DATA

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2004 and 2003 are:

                        THREE MONTHS ENDED      NINE MONTHS ENDED
                            SEPTEMBER 30,         SEPTEMBER 30,
                         2004        2003       2004        2003
                      ----------  ----------  ---------  ----------
PROFESSIONAL FEES     $    6,944  $    4,442  $  45,445  $   21,331
SUPPLIES              $   13,104  $   16,583  $  44,517  $   50,749
INTERCEPT PROCESSING  $   12,806  $   11,346  $  37,206  $   30,296
PROMOTIONAL           $   12,758  $    9,436  $  31,392  $   31,215
DIRECTORS FEES        $   18,600  $   18,800  $  55,800  $   50,800

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2004 AND 2003
================================================================================
The following discussion of financial condition as of September 30, 2004 compared to December 31, 2003, and the results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2004 AND 2003
================================================================================
     - the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
     - other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and
     - Our success at managing the risks involved in the foregoing. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

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

INTERIM FINANCIAL CONDITION

CBC Holding Company (the "Company") reported total assets of $79,219,933 as of September 30, 2004, compared to $83,797,268 at December 31, 2003. The most significant change in the composition of assets was a decrease in federal funds sold from $12,166,000 at December 31, 2003 to $4,410,000 at September 30, 2004,
which represents a decrease of $7,756,000 (63.7%). This decrease in federal funds sold was primarily due to a $5,068,014 (6.82%) decrease in deposit accounts from $74,319,181 at December 31, 2003 to $69,251,167 at September 30, 2004. The reduction in deposit accounts is consistent with management's intention to reduce interest costs.

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2004 AND 2003
================================================================================

ASSET QUALITY

Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $373,000, an decrease of $66,000 from December 31, 2003. This decrease is primarily due to a decrease of $100,000 in other real estate owned. There were no related party loans which were considered nonperforming at September 30, 2004. The composition of the nonperforming assets is presented in the following table:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2004             2003
                                              ---------------  --------------
Loans on nonaccrual                           $      281,000   $     208,000
Loans greater than 90 days past due                   92,000         131,000
Other real estate owned                                    -          99,971
Other repossessed collateral                               -               -
                                              ---------------  --------------

    Total nonperforming assets                $      373,000   $     438,971
                                              ===============  ==============

Total nonperforming assets as a percentage
of total loans (gross) and other real estate            0.66%           0.83%
                                              ---------------  --------------


The allowance for loan losses totaled $890,780 at September 30, 2004, an increase of $110,214 from December 31, 2003. The allowance for loan losses represented 1.6% of total loans at September 30, 2004 and 1.4% of total loans at December 31, 2003, respectively. An analysis of the allowance for loan losses since December 31, 2003 follows:

     Allowance for loan losses at December 31, 2003       $780,566

     Charge-offs:
       Commercial                                           42,000
       Real Estate                                          29,000
       Installment                                          13,000
                                                          --------
                                                            84,000

     Recoveries:
       Commercial                                                -
       Real Estate                                           4,000
       Installment                                          10,214
                                                          --------
                                                            14,214

     Provision charged to income                           180,000
                                                          --------

     Allowance for loan losses at September 30, 2004      $890,780
                                                          ========

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2004 AND 2003
================================================================================

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

RESULTS OF OPERATIONS

Net interest income before provision for loan losses for the first nine months of 2004 was $2,169,631, an increase of $206,902 (or 10.5%) compared to the same period for 2003. The increase in net interest income was primarily due to a decrease in interest expense on deposits of $203,008 (or 19.3%) for the nine month period ended September 30, 2004 compared to the same period for 2003. Interest income for the first nine months of 2004 was $3,014,650 representing an increase of $894 (0.02%) over the same period in 2003. The increase in interest income was primarily due to an increase in income on investment securities of $57,149 (or 23.9%).

Amounts charged to expense related to the allowance for loan losses for the first nine months of 2004 and 2003 were $180,000 and $146,500, respectively.

Other operating income for the first nine months of 2004 was $432,015, a decrease of $16,605 (or 3.7%) compared to $448,620 in 2003. The change is primarily attributable to a decrease in service charges, commissions and fees received during the first nine months of 2004 when compared to the same period in 2003.

Other operating expenses for the first nine months of 2004 were $1,742,744, an increase of $124,541 (or 7.7%) compared to the same period for 2003. The change is primarily due to an increase in salaries and benefits of $45,548 and professional fees $24,114 for the first nine months of 2004 compared to the same period in 2003.

LIQUIDITY

The liquidity ratio for the Bank was 20.90% at September 30, 2004, compared to 19.2% at December 31, 2003. While management feels the liquidity position is more than adequate for existing operations, the Company has additional sources of liquidity in place if needed. The Company has approximately $2,900,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2004. In addition, the Bank has a $7,330,000 line of credit with the Federal Home Loan Bank of which $7,330,000 was available at September 30, 2004. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturities of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

The capital of the Company totaled $9,575,953 as of September 30, 2004. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10.25% at September 30, 2004, compared to 9.2% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted

                       CBC HOLDING COMPANY AND SUBSIDIARY
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2004 AND 2003
================================================================================

assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2004, the Bank had a risk-weighted total capital ratio of 14.92% compared to 14.6% at December 31, 2003, and a Tier I risk-weighted capital ratio of 13.69%, compared to 13.3% at December 31, 2003.

INVESTMENT SECURITIES

At September 30, 2004, the Bank had $7,863,093 in investment securities available-for-sale and $4,998,035 in investment securities held to maturity. At December 31, 2003, the Bank had $6,319,920 in investment securities available-for-sale and $6,656,222 in investment securities held to maturity. This represented a net decrease in investment securities of $115,014 (or .9%). The net unrealized loss on available for sale securities, net of deferred taxes, was $23,968 on September 30, 2004. During the period ended September 30, 2004, the Bank purchased $4,005,359 in investment securities available for sale. These purchases were primarily reinvesting funds from calls and maturities of existing investment securities. The Bank invests primarily in obligations of the United
States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                        ITEM 3.  CONTROLS AND PROCEDURES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

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

There have been no changes in the Company's internal control over financial reporting during the nine-months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       CBC HOLDING COMPANY AND SUBSIDIARY
                           PART II.  OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
================================================================================

PART II: OTHER INFORMATION:
Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a)  Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended September 30, 2004.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a)   Exhibits:
     31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b)   Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC HOLDING COMPANY

/s/ George M. Ray
-----------------
George M. Ray
President / Chief Executive Officer
and Acting Chief Financial Officer


Date:  November 4, 2004