Form 10KSB
period 2004-12-31
CBC HOLDING CO
filed 2005-03-30
CIK 1038359

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                              ---------------------
                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    -----------------   ------------------

     Commission  file  number          0-22451
                          -----------------------------------

                               CBC HOLDING COMPANY
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             GEORGIA                                          58-2311557
    --------------------------------                       --------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation  or  Organization)                       Identification  No.)

    102 WEST ROANOKE DRIVE, FITZGERALD, GEORGIA                  31750
    -------------------------------------------            --------------------
    (Address  of  Principal Executive Offices)                 (Zip Code)

                                 (229) 423-4321
           ------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

State issuer's revenues for its most recent fiscal year:  $4,659,747
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES (SHAREHOLDERS EACH HOLDING LESS THAN 5% OF AN OUTSTANDING CLASS OF STOCK, EXCLUDING DIRECTORS AND EXECUTIVE OFFICERS) OF THE COMPANY ON MARCH 21, 2005 WAS $9,514,752. THIS CALCULATION IS BASED UPON AN ESTIMATE OF THE FAIR MARKET VALUE OF THE COMMON STOCK OF $13.00 PER SHARE, WHICH WAS THE PRICE OF THE LAST TRADE OF WHICH MANAGEMENT IS AWARE PRIOR TO THIS DATE. THERE IS NOT AN ACTIVE TRADING MARKET FOR THE COMMON STOCK AND IT IS NOT POSSIBLE TO IDENTIFY PRECISELY THE MARKET VALUE OF THE COMMON STOCK.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 731,904 AS OF MARCH 21, 2005
                                            ----------------------------

Transitional Small Business Disclosure format (check one):   Yes [_]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit  99.1, as filed with this Form 10-KSB, is incorporated by reference into
Part  I.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004, which is filed with this Form 10-KSB as Exhibit 13.1, are incorporated by reference into Part II.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I                 3

  ITEM 1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . 3
  ITEM 2.     DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . .20
  ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .21
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .21

PART II               21

  ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
              BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. . . . . . . . . 21
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .21
  ITEM 7.     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .21
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . 21
  ITEM 8A.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .22
  ITEM 8B.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .22

PART III              22

  ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . 22
  ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . 22
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .22
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 22
  ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .23
  ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 23

SIGNATURES            24

                                     PART I


ITEM  1.     DESCRIPTION  OF  BUSINESS

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

Market  Area  and  Competition
------------------------------

     The Bank is located in Fitzgerald, Georgia. The Bank's primary market area is defined as Ben Hill County. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2004, Fitzgerald was serviced by five financial institutions with a total of eight offices in Fitzgerald. As of June 30, 2004, total deposits within Fitzgerald for these institutions were approximately $219.6 million of which $70 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service help it to compete with these institutions and to attract deposits and loans in our market area.

Lending Activities
------------------

     The Bank's primary market is Ben Hill County and its immediately surrounding counties. The Bank continues to focus on serving the short- and intermediate-term credit needs of individuals and businesses. Competitive factors have warranted or may warrant the extension of loan terms not otherwise offered; however, any such extension of terms is properly reviewed by appropriate bank personnel to ensure that credit quality is not materially impacted. The Bank continues to aggressively manage credit quality through conservative underwriting practices and the use of independent loan review on a monthly basis. Fixed-rate loans are generally made with a three- to five-year maturity in order to minimize interest-rate risk. When it has been deemed appropriate by management to maintain our goal of relationship banking, we have occasionally extended fixed-rate loans for longer terms than five years. From time to time as necessary to maximize returns we participate in selected commercial credits outside our lending area. A majority of these participation loans are underwritten by The Bankers Bank and meet very strict underwriting guidelines.

     Real Estate Loans. The Bank extends both commercial and residential real estate loans for construction, permanent, and construction-permanent financing, as well as offers home equity lines of credit, second mortgages and agriculture-related real estate loans. The Bank also originates long-term, fixed-rate mortgages that are funded through a mortgage broker. As of December 31, 2004, the Bank's real estate loans constituted approximately 62% of the Bank's total loan portfolio, with over 75% of these loans having interest-rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a five-year balloon basis. Competitive factors have warranted the extension of some real estate loans with a loan-to-value in excess of 90%. These loans, however, are otherwise conservatively underwritten and are monitored quarterly.

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

     The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. As of December 31, 2004, all of the Bank's equity lines of credit were variable rate loans, which are generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

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

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, education loans and investments. As of December 31, 2004, consumer loans held by the Bank constituted approximately 14% of all loans held. Additionally, approximately 99% of these consumer loans are fixed-rate loans generally with maturities ranging from one to five years. Home equity lines of credit comprise approximately 7% of the Bank's total loans as of December 31, 2004. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed-rate loans with maturities ranging from three to five years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Competition continues to increase in this area. The competitive pressure has mainly come from outside the Bank's market and is primarily mail solicitations for secured and unsecured lines of credit and dealer financing for major purchases.

     Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership, or corporate borrowers for a variety of business purposes. As of December 31, 2004, commercial loans (not including commercial real estate) equaled approximately 18% of total loans held. Of the Bank's commercial loans, 81% are adjustable-rate loans or mature within one year; 18% are fixed-rate loans with maturities of 60 months or less; and 1% are fixed-rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

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

Investments
-----------

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities including agencies. The Bank also invests in obligations of States and Municipalities. As of December 31, 2004, average investment securities comprised approximately 16.8% of the Bank's total average assets, with average net loans comprising approximately 67% of the Bank's average total assets. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

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

Employees
---------

     At December 31, 2004 the Bank had 29.5 full-time equivalent employees. The Company does not have any employees that are not also employees of the Bank.
The Company considers the Bank's relationship with its employees to be excellent.

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

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").
As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company's operations.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank's deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire
branches of existing banks located in Georgia.   The Bank and any other national
or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 per $100 of deposits for the first quarter of 2005.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 the Bank's ratio of total capital to risk-weighted assets was 15.73% and our ratio of Tier 1 Capital to risk-weighted assets was 14.48%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 10.16%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank-Prompt Corrective Action."

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2004, the Bank could pay cash dividends without prior regulatory approval.

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

     - loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

     - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM AND MONEY LAUNDERING LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures to comply with the foregoing rules.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

SELECTED STATISTICAL INFORMATION


I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                            2004                               2003
                                               ---------------------------------  ---------------------------------
                                                          Interest       Tax                 Interest       Tax
                                                Average    Income/   Equivalent    Average    Income/   Equivalent
                                                Balance    Expense      Yield      Balance    Expense      Yield
                                               ---------  ---------  -----------  ---------  ---------  -----------

                                                                       (Dollars in Thousands)

Interest-earning assets:
Interest-earning deposits and fed funds sold   $  7,439   $      92        1.24%  $ 10,483   $     138        1.32%
Investment Securities:
  Taxable investment securities                  11,886         380        3.20%     6,450         234        3.63%
  Tax-exempt investment securities                1,682          69        4.10%     2,741         103        3.75%
Loans (including loan fees)                      54,028       3,530        6.53%    52,589       3,535        6.72%
                                               ---------  ---------  -----------  ---------  ---------  -----------
    Total interest earning assets                75,035       4,071        5.43%    72,263       4,010        5.55%
                                                          ---------  -----------             ---------  -----------

Allowance for loan losses                          (861)                              (642)
Cash & due from banks                             2,033                              2,004
Premises and equipment                            1,955                              1,860
Other assets                                      2,497                              2,309
                                               ---------                          ---------
  Total assets                                 $ 80,659                           $ 77,794
                                               =========                          =========

Interest bearing liabilities:
  Deposits:
    Demand deposits                              13,455          98        0.73%    10,562          51        0.48%
    Savings and Money Market                      9,921         180        1.81%     8,597         144        1.68%
    Time deposits                                38,126         863        2.26%    40,715       1,180        2.90%
  Other borrowings                                    -           -           -          -           -           -
                                               ---------  ---------  -----------  ---------  ---------  -----------
  Total interest bearing liabilities             61,502       1,141        1.86%    59,874       1,375        2.30%
                                                          ---------  -----------             ---------  -----------

Non-interest bearing deposits                     9,466                              8,535
Other liabilities                                   310                                372
Stockholders' equity                              9,381                              9,013
                                               ---------                          ---------
  Total liabilities and stockholders' equity   $ 80,659                           $ 77,794
                                               =========                          =========

Net interest income                                       $   2,930                          $   2,635
Net interest spread                                                        3.57%                              3.25%
                                                                     ===========                        ===========
Net interest yield on average earning assets   $ 75,035   $   2,930        3.90%  $ 72,263   $   2,635        3.65%
                                               =========  =========  ===========  =========  =========  ===========

Additional information relating to the above balances is as follows:

                                                      2004                      2003
                                             -----------------------  -----------------------
                                                           (Amounts in Thousands)
Non-accruing loans included in above
  average balances                           $                   182  $                   142
                                             =======================  =======================
Loan fees included in above interest income  $                   218  $                   166
                                             =======================  =======================

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

                                                      2004 Compared to 2003                 2003 Compared to 2002
                                              Increase(decrease) due to changes in  Increase(decrease) due to changes in
                                              ------------------------------------  ------------------------------------
                                               Volume    Yield/Rate    Net Change    Volume    Yield/Rate    Net Change
                                              --------  ------------  ------------  --------  ------------  ------------
Interest earned on:
  Interest earning deposits and fed           $   (40)  $        (6)  $       (46)  $    57   $       (15)  $        42
    funds sold
  Investment securities:
    Taxable investment securities                 197           (52)          146        30          (103)          (73)
    Tax-exempt investment securities              (40)            6           (34)        4            (5)           (2)
  Loans                                            97          (102)           (5)      334          (377)          (43)
                                              --------  ------------  ------------  --------  ------------  ------------
      Total interest income                   $   214   $      (153)  $        61   $   424   $      (499)  $       (75)
                                              --------  ------------  ------------  --------  ------------  ------------

Interest paid on:
  Deposits:
    Demand deposits                           $    14   $        33   $        47   $     7   $       (20)  $       (13)
    Savings                                        22            14            36       (22)           29             7
    Time deposits                                 (75)         (242)         (317)      233          (383)         (150)
    Other borrowings                                -             -             -         -             -             -
                                              --------  ------------  ------------  --------  ------------  ------------
  Total interest expense                      $   (39)  $      (195)  $      (234)  $   219   $      (375)  $      (156)
                                              --------  ------------  ------------  --------  ------------  ------------

II. INVESTMENT PORTFOLIO - CARRYING VALUE OF SECURITIES

     The following tables summarize the investment portfolio by type and maturity:

                                Available for Sale
                              ----------------------
                               2004             2003
                              -----            -----

                              (Amounts in Thousands)

U.S. Government Agencies     $4,464           $2,043
State, county and municipal   1,453            2,304
Mortgage-Backed Securities      802            1,273
                             ------           ------
    Total                    $6,719           $5,620
                             ======           ======

EXPECTED MATURITIES
                                                                   Available for Sale
                            -------------------------------------------------------------------------------------------------
                                                    After                 After
                                                   One But              Five But
                             Within                Within                Within                After
                              One                  Five                    Ten                  Ten
                              Year       Yield     Years      Yield       Years      Yield      Years      Yield     Totals
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                 (Dollars in Thousands)

U.S. Government Agencies    $       -         -   $   3,462       2.8%  $       -         -   $   1,002       2.3%      4,464
State, county and
municipal                         500       5.5%        953       6.1%          -         -           -         -       1,453
Mortgage-Backed Securities          -         -           -         -         802       3.8%          -         -         802
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total                   $     500       5.5%  $   4,415         -   $     802       3.8%  $   1,002       2.3%  $   6,719
                            =========  =========  =========  =========  =========  =========  =========  =========  =========

                                             Held to Maturity
                                       -----------------------------
                                       2004                    2003
                                       -----                   -----

                                           (Amounts in Thousands)

U.S. Government Agencies               $4,335                  3,478
State, county and municipal                 -                      -
Mortgage-Backed Securities              1,913                  3,178
                                       ------                 ------
    Total                              $6,248                 $6,656
                                       ======                 ======

Expected Maturities
                                                                 Held to Maturity
                             --------------------------------------------------------------------------------------
                              Within           After One            After Five
                               One             But Within           But Within            After
                               Year    Yield   Five Years   Yield   Ten Years    Yield   Ten Years   Yield   Totals
                             -------  ------  -----------  ------  -----------  ------- ----------  ------- ------

                                                              (Dollars in Thousands)

U.S. Government Agencies     $ 1,499    2.2%  $     1,989    3.6%  $       484    4.1%  $      363    3.3%    4,335
State, county and municipal        -      -             -      -             -      -            -      -         -
Mortgage-Backed Securities         -      -         1,913    3.2%            -      -            -      -     1,913
                             -------  ------  -----------  ------  -----------  ------- ----------  ------- ------
    Total                    $ 1,499    2.2%  $     3,902    3.6%  $       484      -   $      363      -   $ 6,248
                             =======  ======  ===========  ======  ===========  ======= ==========  ======= =======

III.  LOAN PORTFOLIO

     The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                          2004             2003
                                   ----------------  ----------------

                                         (Dollars in Thousands)

Commercial                         $18,187    34.2%  $17,854    33.8%
Commercial - Business Real Estate    9,087    17.1%    8,873    16.8%
Real Estate - Construction              93     0.2%      399     0.8%
Real Estate - Mortgage              17,114    32.2%   17,421    33.0%
Installment Loans to Individuals     8,683    16.3%    8,225    15.6%
                                   --------  ------  --------  ------
Total Loans                         53,164   100.0%   52,772   100.0%
Less: Allowance for Loan losses       (856)             (781)
                                   --------          --------
Total                              $52,308           $51,991
                                   ========          ========

                                                                                 Rate Structure
                                              Maturity                             > One Year
                                              --------                             ----------
                                       Over One
                           One Year     Through     Due After                Fixed          Variable
                            or Less   Five Years   Five Years    Total   Interest Rate   Interest Rate
                            --------  -----------  -----------  -------  --------------  --------------
Commercial                  $10,548   $    7,457   $       18   $18,187          $7,639  $            -
Real estate - construction       93            -            -        93               -               -
                            --------  -----------  -----------  -------  --------------  --------------
    Total                   $10,641   $    7,457   $      182   $18,280  $        7,639  $            -
                            ========  ===========  ===========  =======  ==============  ==============

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

                                                                 2004          2003
                                                             -------------  -----------

                                                               (Amounts in Thousands)

Allowance for possible loan losses, beginning of period      $        781   $      607
                                                             -------------  -----------
Charge-offs:
  Commercial                                                          109           33
  Real estate - construction                                            -            -
  Real estate - mortgage                                               55           95
  Consumer loans                                                       17           79
                                                             -------------  -----------
    Total                                                             181          207
                                                             -------------  -----------
Recoveries:
  Commercial                                                            1            6
  Real estate - construction                                            -            -
  Real estate - mortgage                                                4            1
  Consumer loans                                                       11           18
                                                             -------------  -----------
    Total                                                              16           25
                                                             -------------  -----------

Net charge-offs                                                       165          182
                                                             -------------  -----------

Additions charged to operations                                       240          357
Adjustments                                                             -           (1)
                                                             -------------  -----------
Allowance for possible loan losses, end of period                     856          781
                                                             -------------  -----------

Average loans outstanding, net of unearned income            $     54,028   $   52,589
                                                             =============  ===========
Ratio of net charge-offs during the period to average loans
  outstanding during the period                                      0.31%        0.35%
                                                             =============  ===========

RISK ELEMENTS
(Thousands)
                                                                 2004          2003
                                                             -------------  -----------
Loans 90 days past due                                       $        156   $      131
Loans on nonaccrual                                                   182          208
Other Real Estate                                                       -          100
                                                             -------------  -----------
  Total Nonperforming assets                                 $        338   $      439
                                                             -------------  -----------
  Total Nonperforming assets as a
    Percentage of loans                                              0.63%        0.83%
                                                             =============  ===========

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

     The following table summarizes information concerning the allocation of the allowance for loan losses:

                                    Allocated Amount   % of Total
                                   December 31, 2004    Allowance
                                   ------------------  -----------
Commercial                         $              293        34.2%
Commercial - Business Real Estate                 146        17.1%
Real Estate - Construction                          1         0.2%
Real Estate - Mortgage                            276        32.2%
Installment Loans to Individuals                  140        16.3%
                                   ------------------  -----------
    Total                          $              856       100.0%
                                   ==================  ===========

     Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since beginning operations in 1996, the Bank's loan quality performance has been better than its peer group. Accordingly, to maintain a conservative approach, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios which reflect average ratios of 1.45% (national peer) and 1.21% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

V. DEPOSITS

     The following table summarizes the average balances and average rates for deposit accounts:

                                          2004                2003
                                   ------------------  ------------------
                                   Average   Average   Average   Average
                                   Balance     Rate    Balance     Rate
                                   --------  --------  --------  --------
                                           (Dollars in Thousands)
Non-interest bearing deposits      $  9,466            $  8,535
Interest bearing demand deposits     13,455     0.73%    10,562     0.48%
Savings and money market deposits     9,921     1.81%     8,597     1.68%
Time deposits                        38,126     2.26%    40,715     2.90%
                                   --------  --------  --------  --------

  Total average deposits           $ 70,968     1.86%  $ 68,409     2.30%
                                   ========  ========  ========  ========

Amounts by time remaining until maturity on time deposits of $ 100,000 or more were:

                                                  (Thousands)
3 months or less                                  $      4,343
over 3 through 6 months                                    795
over 6 months through 1 year                             2,778
over 1 year                                              5,310
                                                  ------------
    Total                                         $     13,226
                                                  ============

VI.  SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)

     The following represents selected financial data that should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                     (Dollars in Thousands)
                                         2004      2003
                                       --------  --------
Interest Income                        $ 4,071   $ 4,010
Interest Expense                       $ 1,141   $ 1,375
Net Interest Income                    $ 2,930   $ 2,635
Provision for Loan Losses              $   240   $   357
Net Earnings                           $   680   $   484
Net Earnings Per Share                 $  0.93   $  0.66
Total Average Stockholder's Equity     $ 9,381   $ 9,013
Total Average Assets                   $80,659   $77,794
Return on average assets                  0.90%     0.66%
Return on average equity                  7.71%     5.70%
Average equity to average asset ratio    11.63%    11.59%

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The response to this Item is included in the preface page to the Company's Annual Report to Shareholders and is incorporated herein by reference.

     The Company issued no unregistered securities during the fiscal year ended December 31, 2004.

     The Company did not repurchase any of its stock in 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 26 through 32 and is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 1 through 25 and are incorporated herein by reference:

     -   Independent Auditors' Report

     -   Consolidated Financial Statements:

            1.   Consolidated Balance Sheets dated as of December 31, 2004 and
                 2003.
            2. Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.
            3. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002.
            4. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
            5.   Notes to Consolidated Financial Statements.

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

ITEM 8B.     OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2005, under the following headings, and are incorporated herein by reference.

     "Proposal One:  Election of Directors," at pages 3 through 4.

     "Executive Officers," at page 6.

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 7.

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.     EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, under the heading, "Executive Compensation," at page 6, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The responses to this Item are partially included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, under the heading, "Security Ownership of Certain Beneficial Owners," at pages 7 through 8 and are incorporated herein by reference.

     The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2005, under the headings, "Relationships and Related Transactions," at page 8, and "Executive Compensation," at page 6, and are incorporated herein by reference.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit Number                       Exhibit
     --------------                      --------
         3.1               Articles of Incorporation. (1)

         3.2               Amended and Restated Bylaws dated August 19, 2004.

         4.1 Instruments Defining Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

         13.1 CBC Holding Company 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

         21.1              Subsidiaries of CBC Holding Company (1)

         24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

         31.1 Certification of Chief Executive Officer (and acting Chief Financial Officer).

         32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------

     (1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.

     (b)  Reports on Form 8-K filed in the fourth quarter of 2004: None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20,2005 under the heading, "Independent Public Accountants," at pages 8 through 9.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CBC HOLDING COMPANY



                         By:     /s/ George M. Ray
                            ---------------------------
                                 George M. Ray
                                 President and Chief Executive Officer


                         Date:  March 16, 2005
                              -------------------------

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

            SIGNATURE                              TITLE                       DATE
----------------------------------  ------------------------------------  --------------

/s/ Sidney S. (Buck) Anderson, Jr.  Chairman of the Board of Director     March 16, 2005
----------------------------------
Sidney S. (Buck) Anderson, Jr.


/s/ James Thomas Casper, III        Director                              March 16, 2005
----------------------------------
James Thomas Casper, III


/s/ Charles A. Clark, Sr.           Director                              March 16, 2005
----------------------------------
Charles A. Clark, Sr.


/s/ John T. Croley, Jr.             Secretary, Vice Chairman, Director    March 16, 2005
----------------------------------
John T. Croley, Jr.


/s/ A.B.C. (Chip) Dorminy, III      Director                              March 16, 2005
----------------------------------
A.B.C. (Chip) Dorminy, III


            SIGNATURE                              TITLE                       DATE
----------------------------------  ------------------------------------  --------------


/s/ John S. Dunn                    Director                              March 16, 2005
----------------------------------
John S. Dunn


/s/ Lee Phillip Liles               Director                              March 16, 2005
----------------------------------
Lee Phillip Liles


/s/ Steven L. Mitchell              Director                              March 16, 2005
----------------------------------
Steven L. Mitchell


/s/ James A. Parrott, II            Director                              March 16, 2005
----------------------------------
James A. Parrott, II


                                    Director, President, Chief Executive
                                    Officer and Acting Chief Financial
/s/ George M. Ray                   Officer *                             March 16, 2005
----------------------------------
George M. Ray


/s/ Hulin Reeves, Jr.               Director                              March 16, 2005
----------------------------------
Hulin Reeves, Jr.


/s/ Robert E. Sherrell              Director                              March 16, 2005
----------------------------------
Robert E. Sherrell


/s/ John Edward Smith, III          Director                              March 16, 2005
----------------------------------
John Edward Smith, III


/s/ Wyndall L. Walters              Director                              March 16, 2005
----------------------------------
Wyndall L. Walters


*  Principal Executive, Financial and Accounting Officer.

                                  EXHIBIT INDEX
                                  -------------

     Exhibit Number        Exhibit
     --------------        -------

         3.1               Articles of Incorporation (1)

         3.2               Amended and Restated Bylaws dated August 19, 2004.

         4.1 Instruments Defining rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto

         13.1 CBC Holding Company 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

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

--------------------------------

(1) Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form 10-SB, as amended, registration No. 0-22451.