Form 10QSB
period 2005-03-31
CBC HOLDING CO
filed 2005-05-13
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended    March 31, 2005
                                       --------------

[_]  Transition report under Section 13 or 15 (d) of the Exchange Act
     For the transition period from            to
                                    ----------    ----------



                               CBC HOLDING COMPANY
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         GEORGIA                         000-22451                 58-231157
-------------------------------          ----------          -------------------
(State or Other Jurisdiction of          Commission           (I.R.S. Employer
Incorporation or Organization)            File No.           Identification No.)




                       102 WEST ROANOKE DRIVE P.O. BOX 130

                            FITZGERALD, GEORGIA 31750
                    (Address of Principal Executive Offices)

                                  (229)423-4321
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


                                 NOT APPLICABLE
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]     No  [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                          ----------------------
value, 731,904 shares outstanding at March 31, 2005
---------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes  [_]     No  [X]


                                   CBC HOLDING COMPANY

----------------------------------------------------------------------------------------


                                          INDEX
PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                      PAGE

The following financial statements are provided for CBC Holding Company

          Balance Sheets (unaudited) - March 31, 2005 and
          December 31, 2004.                                                           2

          Statements of Income (unaudited) - For the Three Months Ended
          March 31, 2005 and 2004.                                                     3

          Statements of Cash Flows (unaudited) - For the Three Months
          Ended March 31, 2005 and 2004.                                               4

          Notes to Financial Statements (unaudited)                                    5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        6

ITEM 3.   Controls and Procedures                                                     10


PART II:  OTHER INFORMATION                                                           11

                                      CBC HOLDING COMPANY
                                         BALANCE SHEETS
                              MARCH 31, 2005 AND DECEMBER 31, 2004
                                          (UNAUDITED)

-----------------------------------------------------------------------------------------------


                                                                   March 31,      December 31,
ASSETS                                                                2005            2004
                                                                 --------------  --------------
Cash and due from banks                                          $   2,774,284   $   2,976,791
Federal funds sold                                                   9,938,000      10,787,000
                                                                 --------------  --------------
    Total cash and cash equivalents                                 12,712,284      13,763,791
                                                                 --------------  --------------

Securities available for sale, at fair value                         5,091,522       6,719,299
Securities held to maturity, at cost                                 9,504,980       6,248,958
Federal Home Loan Bank stock, restricted, at cost                      169,100         167,600
Other debt securities                                                1,000,000       1,000,000
Loans, net of unearned income                                       54,179,659      53,163,589
Less - allowance for loan losses                                      (917,127)       (855,612)
                                                                 --------------  --------------
    Loans, net                                                      53,262,532      52,307,977
                                                                 --------------  --------------
Bank premises and equipment, net                                     1,990,838       2,007,772
Intangible assets, net of amortization                               1,668,127       1,668,127
Other real estate                                                            -               -
Accrued interest receivable                                            537,538         559,242
Other assets                                                            89,949          51,084
                                                                 --------------  --------------
    TOTAL ASSETS                                                 $  86,026,870   $  84,493,850
                                                                 ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-interest bearing                                         $   9,793,701   $   9,586,184
    Interest bearing                                                66,007,185      64,858,734
                                                                 --------------  --------------
    Total deposits                                                  75,800,886      74,444,918
Accrued interest payable                                                90,317          95,542
Accrued expenses and other liabilities                                 257,750         211,216
                                                                 --------------  --------------
    Total liabilities                                               76,148,953      74,751,676
                                                                 --------------  --------------
Shareholders' Equity:
    Common stock, $1 par value, authorized 10,000,000 shares,
      issued and outstanding 731,904 in 2005 and 2004                  731,904         731,904
    Paid-in capital surplus                                          6,816,170       6,816,170
    Retained earnings                                                2,373,687       2,196,625
    Accumulated other comprehensive income (loss)                      (43,844)         (2,525)
                                                                 --------------  --------------
      Total shareholders' equity                                     9,877,917       9,742,174
                                                                 --------------  --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  86,026,870   $  84,493,850
                                                                 ==============  ==============

                                     CBC HOLDING COMPANY
                                    STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                         (UNAUDITED)

--------------------------------------------------------------------------------------------


                                                              Three Months Ended March 31,
                                                            --------------------------------
                                                                 2005             2004
                                                            ---------------  ---------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                              $       900,921  $       841,467
    Interest on securities:
      Taxable income                                                103,180           84,261
      Non-taxable income                                             10,188           21,130
    Income on federal funds sold                                     59,447           28,456
    Other interest income                                            16,632           14,056
                                                            ---------------  ---------------
      Total interest and dividend income                          1,090,368          989,370
                                                            ---------------  ---------------

INTEREST EXPENSE:
    Deposits                                                        318,995          304,848
    Other interest expense                                                -                -
                                                            ---------------  ---------------
      Total interest expense                                        318,995          304,848
                                                            ---------------  ---------------

    Net interest income before provision for loan losses            771,373          684,522
    Less - provision for loan losses                                 60,000           60,000
                                                            ---------------  ---------------
      Net interest income after provision for loan losses           711,373          624,522
                                                            ---------------  ---------------

NONINTEREST INCOME:
    Service charges on deposit accounts                             122,349           97,547
    Other service charges, commissions and fees                      29,022           23,964
    Gain on sales / calls of investment securities                        -            1,748
    Other income                                                      8,861           19,368
                                                            ---------------  ---------------
      Total noninterest income                                      160,232          142,627
                                                            ---------------  ---------------

NONINTEREST EXPENSE:
    Salaries                                                        235,513          214,653
    Employee benefits                                                73,773           68,445
    Net occupancy expense                                            46,840           53,092
    Equipment rental and depreciation of equipment                   47,910           42,999
    Other expenses                                                  206,604          189,242
                                                            ---------------  ---------------
      Total noninterest expense                                     610,640          568,431
                                                            ---------------  ---------------

INCOME BEFORE INCOME TAXES                                          260,965          198,718
    Provision for income taxes                                       83,903           53,834
                                                            ---------------  ---------------
NET INCOME                                                  $       177,062  $       144,884
                                                            ===============  ===============

EARNINGS PER SHARE:
    Basic                                                   $          0.24  $          0.20
                                                            ===============  ===============
    Diluted                                                 $          0.24  $          0.20
                                                            ===============  ===============

                                          CBC HOLDING COMPANY
                                        STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                              (UNAUDITED)

-------------------------------------------------------------------------------------------------------


                                                                        Three Months Ended March 31,
                                                                     ----------------------------------
                                                                           2005              2004
                                                                     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $       177,062   $       144,884
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                               60,000            60,000
      Depreciation                                                            46,935            41,485
      Net amortization (accretion) on securities                              (8,402)           23,728
      Gain on sales / calls of investment securities                               -            (1,748)
      Changes in accrued income and other assets                             (17,161)          (10,510)
      Changes in accrued expenses and other liabilities                       62,595            44,118
                                                                     ----------------  ----------------
        Net cash provided by operating activities                            321,029         1,403,686
                                                                     ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in loans to customers                                      (1,014,555)          587,874
    Purchase of available for sale securities                                      -        (3,007,547)
    Proceeds from maturities/calls of available for sale securities        1,573,574         1,510,993
    Purchase of held to maturity securities                               (4,456,273)                -
    Proceeds from maturities/calls of held to maturity securities          1,200,251                 -
    Purchases of Federal Home Loan Bank stock                                 (1,500)          (39,300)
    Proceeds from redemption of Federal Home Loan Bank stock                       -                 -
    Property and equipment expenditures                                      (30,001)          (89,139)
    Proceeds from sales of repossessed assets                                      -                 -
                                                                     ----------------  ----------------
        Net cash used in investing activities                             (2,728,504)       (1,927,351)
                                                                     ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                                 1,355,968           130,674
    Cash dividends paid                                                            -                 -
                                                                     ----------------  ----------------
        Net cash provided by financing activities                          1,355,968            52,547
                                                                     ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,051,507)         (604,488)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              13,763,791        14,234,909
                                                                     ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    12,712,284   $    13,630,421
                                                                     ================  ================

                               CBC HOLDING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of CBC Holding Company (the "Company") and its wholly owned subsidiary, Community Banking Company of Fitzgerald (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company was incorporated as a Georgia corporation on October 15, 1996 for the purpose of acquiring all of the issued and outstanding shares of common stock of the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in South Georgia. The Bank offers a full range of commercial and personal loans. The Bank makes loans to individuals for purposes such as home mortgage financing, personal vehicles, various consumer purchases and other personal and family needs. The Bank makes commercial loans to businesses for purposes such as providing equipment and machinery purchases, commercial real estate purchases and working capital. The Bank offers a full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the FDIC.

(2)  NEW AND PENDING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER COMPREHENSIVE INCOME

     During the three months ended March 31, 2005, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 follows:

Accumulated other comprehensive income (loss) at December 31, 2004     $ (2,525)
Other comprehensive income, net of tax:
    Gross change in unrealized loss on securities availible for sale    (55,367)
    Deferred tax effect                                                  14,048
                                                                       ---------
      Net change                                                        (41,319)
    Less: Reclassification adjustment for gains realized
      in net income                                                           -
                                                                       ---------
Accumulated other comprehensive income (loss) at March 31, 2005        $(43,844)
                                                                       ---------

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


The following discussion of financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


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

FINANCIAL CONDITION

The composition of assets and liabilities for the Company is as follows:

                                       March 31,     December 31,
                                         2005            2004          $Change        % Change
                                    --------------  --------------  --------------  -------------
ASSETS:
    Cash and due from banks         $   2,774,284   $   2,976,791   $    (202,507)         -6.80%
    Federal funds sold                  9,938,000      10,787,000        (849,000)         -7.87%
    Securities available for sale       5,091,522       6,719,299      (1,627,777)        -24.23%
    Securities held to maturity         9,504,980       6,248,958       3,256,022          52.11%
    Loans                              54,179,659      53,163,589       1,016,070           1.91%
    Total assets                       86,026,870      84,493,850       1,533,020           1.81%
LIABILITIES:
    Deposits                           75,800,886      74,444,918       1,355,968           1.82%

    Loan to Deposit Ratio                   71.48%          71.41%


The most significant changes in the composition of assets was the increase in loans due to continued growth of the Company and the increased investment in securities held to maturity. The most significant change in the composition of liabilities was the increase in deposits to fund loan growth.

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


ASSET QUALITY
The composition of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

                                                March 31,      December 31,
                                                   2005            2004
                                              --------------  --------------
Loans on nonaccrual                           $     168,000   $     182,000
Loans greater than 90 days past due                 104,000         156,000
Other real estate owned                                   -               -
Other repossessed collateral                              -               -
                                              --------------  --------------

    Total nonperforming assets                $     272,000   $     338,000
                                              ==============  ==============

Total nonperforming assets as a percentage
of total loans (gross) and other real estate           0.50%           0.64%
                                              --------------  --------------

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans, which were considered nonperforming at March 31, 2005.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                     % of Loans
                                                     -----------
Balance at December 31, 2004            $   855,612        1.61%
                                                     ===========
    Add: Provision for loan losses           60,000
                                        -----------
                                            915,612
    Less: Net (charge-offs) recoveries        1,515
                                        -----------
Balance at March 31, 2005               $   917,127        1.69%
                                        -----------  ===========

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.


RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


ability to generate interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of Net Income:

                                     Three Months Ended
                                          March 31,
                                --------------------------------
                                     2005             2004            $Change         % Change
                                ---------------  ---------------  ---------------  ---------------
Interest Income                 $     1,090,368  $       989,370  $       100,998           10.21%
Interest Expense                        318,995          304,848           14,147            4.64%
Net Interest Income                     771,373          684,522           86,851           12.69%
Provision for Loan Losses                60,000           60,000                -               -
Net Income                              177,062          144,884           32,178           22.21%
Net Income Per Diluted Shares   $          0.24  $          0.20             0.04           22.21%

The increase in net interest income was primarily due to an improving net interest rate margin.

Composition of other noninterest income is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                     2005             2004            $Change          % Change
                                                ---------------  ---------------  ----------------  ---------------
Service charges on deposit accounts             $       122,349  $        97,547  $        24,802            25.43%
Other service charges, commissions and fees              29,022           23,964            5,058            21.11%
Gain on sales / calls of investment securities                -            1,748           (1,748)         -100.00%
Other income                                              8,861           19,368          (10,507)          -54.25%
                                                ---------------  ---------------  ----------------  ---------------
Total noninterest income                                160,232          142,627           17,605            12.34%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The increase in income is primarily attributable to an increase in overdraft fees of $23,652 in the first quarter of 2005 compared to the same period for 2004. Also, mortgage fee income increased $5,249 in the first quarter of 2005 compared to the same period for 2004. These increases were partially offset by a decrease in credit life insurance income of $10,249 in the first quarter of 2005 compared to the same period for 2004.

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


Composition of other noninterest expense is as follows:

                                                      Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                     2005             2004            $Change          % Change
                                                ---------------  ---------------  ----------------  ---------------
Salaries                                        $       235,513  $       214,653  $        20,860             9.72%
Employee benefits                                        73,773           68,445            5,328             7.78%
Net occupancy expense                                    46,840           53,092           (6,252)          -11.78%
Equipment rental and depreciation of equipment           47,910           42,999            4,911            11.42%
Other expenses                                          206,604          189,242           17,362             9.17%
                                                ---------------  ---------------  ----------------  ---------------
    Total noninterest expense                           610,640          568,431           42,209             7.43%

The change is primarily due to a normal increase in salaries and benefits and the addition of personnel. Other increases resulted from higher employee health insurance premiums and other employee related costs.

Major expenses included in other expenses are as follows:

                                    Three Months Ended
                                         March 31,
                              ------------------------------
                                   2005            2004
                              --------------  --------------
Supplies                              17,872          17,615
Director and committtee fees          18,600          18,600
Data processing                       30,696          23,713

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The Bank's liquid assets as a percentage of total deposits were as follows:

                                               March 31,   December 31,
                                                2005           2004
                                            -------------  -------------
Liquid assets as a percentage of deposits          16.77%         18.49%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                              March 31,    December 31,
                                               2005           2004
                                           -------------  -------------
Federal funds purchased lines  available   $   2,900,000  $   2,900,000
Federal funds purchased outstanding                    -              -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the Federal Home Loan Bank at March 31, 2005. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


CAPITAL

The following table summarizes the capital position of the Company:

                                        March 31,     December 31,
                                          2005            2004          $Change        % Change
                                     --------------  --------------  --------------  -------------
Total Capital                        $   9,877,917   $   9,742,174   $     135,743           1.39%
Tier 1 Leverage Ratio                         9.92%          10.16%          -0.24%         -2.36%
Risk Weighted Total Capital Ratio            15.77%          15.73%           0.04%          0.25%
Tier 1 Risk Weighted Capital Ratio           14.51%          14.48%           0.03%          0.21%

The capital of the Company exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted.

                               CBC HOLDING COMPANY
                         ITEM 3. CONTROLS AND PROCEDURES
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------


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

During the first quarter of 2005, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                               CBC HOLDING COMPANY
                           PART II. OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------


PART II: OTHER INFORMATION:
---------------------------

Item 1.   Legal Proceedings

     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission  of  Matters  to  a  Vote  of  Security-Holders

     There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

Item 5.   Other Information

     None

Item 6.   Exhibits

     (a)  Exhibits:

     31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

     32.1 Certificationof Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC Holding Company

/s/ George M. Ray
-----------------
George M. Ray
President / Chief Executive Officer
and Acting Chief Financial Officer


Date:  May 12, 2005