Form 10QSB
period 2005-06-30
CBC HOLDING CO
filed 2005-08-15
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2005
                                           -------------

     [_]  Transition  report  under  Section  13  or  15 (d) of the Exchange Act
            For  the  transition  period  from  to  __________


                               CBC HOLDING COMPANY
                               -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               GEORGIA                  000-22451            58-231157
               -------                  ---------            ---------
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

     Yes [X] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,904 shares outstanding at June 30, 2005
-------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes [_] No [X]

                                        CBC HOLDING COMPANY

---------------------------------------------------------------------------------------------------

                                               INDEX

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                                 PAGE

The following financial statements are provided for CBC Holding Company

          Consolidated Balance Sheets (unaudited) - June 30, 2005 and
          December 31, 2004.                                                                      2

          Consolidated Statements of Income (unaudited) - For the Three and Six Months Ended
          June 30, 2005 and 2004.                                                                 3

          Consolidated Statements of Cash Flows (unaudited) - For the Six Months
          Ended June 30, 2005 and 2004.                                                           4

          Notes to Consolidated Financial Statements (unaudited)                                  5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   6

ITEM 3.   Controls and Procedures                                                                12


PART II:  OTHER INFORMATION                                                                      13

                                    CBC HOLDING COMPANY
                                CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2005 AND DECEMBER 31, 2004
                                        (UNAUDITED)

==========================================================================================
                                                                June 30,     December 31,
ASSETS                                                            2005           2004
                                                              ------------  --------------
Cash and due from banks                                       $ 2,079,718   $   2,976,791
Federal funds sold                                              6,698,000      10,787,000
                                                              ------------  --------------
  Total cash and cash equivalents                               8,777,718      13,763,791
                                                              ------------  --------------

Securities available for sale, at fair value                    5,557,539       6,719,299
Securities held to maturity, at cost                            9,354,448       6,248,958
Federal Home Loan Bank stock, restricted, at cost                 169,100         167,600
Other debt securities                                           1,000,000       1,000,000
Loans, net of unearned income                                  56,328,567      53,163,589
Less - allowance for loan losses                               (1,003,855)       (855,612)
                                                              ------------  --------------
  Loans, net                                                   55,324,712      52,307,977
                                                              ------------  --------------
Bank premises and equipment, net                                2,027,794       2,007,772
Intangible assets, net of amortization                          1,668,127       1,668,127
Other real estate                                                       -               -
Accrued interest receivable                                       627,328         559,242
Other assets                                                      115,960          51,084
                                                              ------------  --------------
  TOTAL ASSETS                                                $84,622,726   $  84,493,850
                                                              ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                        $ 9,337,571   $   9,586,184
  Interest bearing                                             64,887,558      64,858,734
                                                              ------------  --------------
  Total deposits                                               74,225,129      74,444,918
Accrued interest payable                                          106,689          95,542
Accrued expenses and other liabilities                            278,092         211,216
                                                              ------------  --------------
  Total liabilities                                            74,609,910      74,751,676
                                                              ------------  --------------
Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2005 and 2004               731,904         731,904
  Paid-in capital surplus                                       6,816,170       6,816,170
  Retained earnings                                             2,487,709       2,196,625
  Accumulated other comprehensive income (loss)                   (22,967)         (2,525)
                                                              ------------  --------------
    Total shareholders' equity                                 10,012,816       9,742,174
                                                              ------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $84,622,726   $  84,493,850
                                                              ============  ==============

                                                CBC HOLDING COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                    (UNAUDITED)

===================================================================================================================
                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                         ----------------------------  ----------------------------
                                                             2005           2004           2005           2004
                                                         -------------  -------------  -------------  -------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                             $     971,672  $     869,885  $   1,872,593  $   1,711,352
  Interest on securities:
    Taxable income                                             113,708         77,220        216,888        161,481
    Non-taxable income                                           9,819         18,592         20,007         39,722
  Income on federal funds sold                                  50,377         16,043        109,824         44,499
  Other interest income                                         17,246         16,980         33,878         31,036
                                                         -------------  -------------  -------------  -------------
    Total interest and dividend income                       1,162,822        998,720      2,253,190      1,988,090
                                                         -------------  -------------  -------------  -------------

INTEREST EXPENSE:
  Deposits                                                     345,282        272,559        664,277        577,407
  Other interest expense                                             -              -              -              -
                                                         -------------  -------------  -------------  -------------
    Total interest expense                                     345,282        272,559        664,277        577,407
                                                         -------------  -------------  -------------  -------------

  Net interest income before provision for loan losses         817,540        726,161      1,588,913      1,410,683
  Less - provision for loan losses                              60,000         60,000        120,000        120,000
                                                         -------------  -------------  -------------  -------------
    Net interest income after provision for loan losses        757,540        666,161      1,468,913      1,290,683
                                                         -------------  -------------  -------------  -------------

NONINTEREST INCOME:
  Service charges on deposit accounts                          109,318        107,940        231,667        205,487
  Other service charges, commissions and fees                   30,505         14,229         59,527         38,193
  Gain on sales / calls of investment securities                     -              -              -          1,748
  Other income                                                   7,719         11,274         16,580         30,642
                                                         -------------  -------------  -------------  -------------
    Total noninterest income                                   147,542        133,443        307,774        276,070
                                                         -------------  -------------  -------------  -------------

NONINTEREST EXPENSE:
  Salaries                                                     236,230        223,871        471,743        438,524
  Employee benefits                                             74,432         69,089        148,205        137,534
  Net occupancy expense                                         48,336         53,327         97,724        108,816
  Equipment rental and depreciation of equipment                47,918         49,336         95,828         92,335
  Other expenses                                               220,657        205,019        424,713        391,864
                                                         -------------  -------------  -------------  -------------
    Total noninterest expense                                  627,573        600,642      1,238,213      1,169,073
                                                         -------------  -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                                     277,509        198,962        538,474        397,680
  Provision for income taxes                                    90,296         55,201        174,199        109,035
                                                         -------------  -------------  -------------  -------------
NET INCOME                                               $     187,213  $     143,761  $     364,275  $     288,645
                                                         =============  =============  =============  =============

EARNINGS PER SHARE:
   Basic                                                 $        0.26  $        0.20  $        0.50  $        0.39
                                                         =============  =============  =============  =============
   Diluted                                               $        0.26  $        0.20  $        0.50  $        0.39
                                                         =============  =============  =============  =============

                                     CBC HOLDING COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                         (UNAUDITED)

=============================================================================================
                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                       2005          2004
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   364,275   $   288,645
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                          120,000       120,000
    Depreciation                                                        93,870        89,835
    Net amortization (accretion) on securities                         (24,208)       54,441
    Gain on sales / calls of investment securities                           -        (1,748)
    Changes in accrued income and other assets                        (132,962)      (50,660)
    Changes in accrued expenses and other liabilities                   88,554        48,098
                                                                   ------------  ------------
      Net cash provided by operating activities                        509,529       548,611
                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                  (3,136,735)   (2,750,517)
  Purchase of available for sale securities                                  -    (4,005,359)
  Proceeds from maturities/calls of available for sale securities    1,573,574     2,265,459
  Purchase of held to maturity securities                           (4,724,320)            -
  Proceeds from maturities/calls of held to maturity securities      1,200,251     1,472,815
  Purchases of Federal Home Loan Bank stock                             (1,500)      (39,300)
  Proceeds from redemption of Federal Home Loan Bank stock                   -             -
  Property and equipment expenditures                                 (113,892)     (132,535)
  Proceeds from sales of repossessed assets                                  -             -
                                                                   ------------  ------------
      Net cash used in investing activities                         (5,202,622)   (3,189,437)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                              (219,789)   (4,349,244)
  Cash dividends paid                                                  (73,191)      (73,191)
                                                                   ------------  ------------
      Net cash used in financing activities                           (292,980)   (4,422,435)
                                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (4,986,073)   (7,063,261)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        13,763,791    14,234,909
                                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 8,777,718   $ 7,171,648
                                                                   ============  ============

                              CBC HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
================================================================================

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and
     Item 310 (b) of Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,
     2004,  which  was  filed  with  the  SEC.

(2)  NEW  AND  PENDING  PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER  COMPREHENSIVE  INCOME

     During the six months ended June 30, 2005, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 follows:

     Accumulated other comprehensive income (loss) at December 31, 2004   $ (2,525)
     Other comprehensive income, net of tax:
       Gross change in unrealized loss on securities availible for sale    (27,392)
       Deferred tax effect                                                   6,950
                                                                          ---------
         Net change                                                        (20,442)
       Less: Reclassification adjustment for gains realized
           in net income                                                         -
                                                                          ---------
     Accumulated other comprehensive income (loss) at June 30, 2005       $(22,967)
                                                                          ---------

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS FOR EACH OF THE SIX MONTHS IN A PERIOD ENDED
                             JUNE 30, 2005 AND 2004

    -------------------------------------------------------------------------

The following discussion of financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS FOR EACH OF THE SIX MONTHS IN A PERIOD ENDED
                             JUNE 30, 2005 AND 2004

    -------------------------------------------------------------------------

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

FINANCIAL CONDITION

The  composition  of  assets  and  liabilities  for  the  Company is as follows:

                                   June 30,     December 31,
                                     2005           2004         $Change     % Change
                                 ------------  --------------  ------------  ---------
ASSETS:
  Cash and due from banks        $ 2,079,718   $   2,976,791   $  (897,073)    -30.14%
  Federal funds sold               6,698,000      10,787,000    (4,089,000)    -37.91%
  Securities available for sale    5,557,539       6,719,299    (1,161,760)    -17.29%
  Securities held to maturity      9,354,448       6,248,958     3,105,490      49.70%
  Loans                           56,328,567      53,163,589     3,164,978       5.95%
  Total assets                    84,622,726      84,493,850       128,876       0.15%
LIABILITIES:
  Deposits                        74,225,129      74,444,918      (219,789)     -0.30%

   Loan to Deposit Ratio               75.89%          71.41%

The most significant changes in the composition of assets was a decrease in Federal funds sold, which was used to fund the increase in loans due to continued growth of the Company and the increased investment in securities held to maturity.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS FOR EACH OF THE SIX MONTHS IN A PERIOD ENDED
                             JUNE 30, 2005 AND 2004

    -------------------------------------------------------------------------

ASSET  QUALITY

The composition of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

                                               June 30,    December 31,
                                                 2005          2004
                                              ----------  --------------
Loans on nonaccrual                           $ 171,000   $     182,000
Loans greater than 90 days past due              34,000         156,000
Other real estate owned                               -               -
Other repossessed collateral                          -               -
                                              ----------  --------------

  Total nonperforming assets                  $ 205,000   $     338,000
                                              ==========  ==============

Total nonperforming assets as a percentage
of total loans (gross) and other real estate       0.36%           0.64%
                                              ----------  --------------

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans, which were considered nonperforming at June 30, 2005.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                  % of Loans
                                                  -----------
Balance at December 31, 2004          $  855,612        1.61%
                                                  ===========

  Add: Provision for loan losses         120,000
                                      ----------
                                         975,612
  Less: Net (charge-offs) recoveries      28,243
                                      ----------

Balance at June 30, 2005              $1,003,855        1.78%
                                      ----------  ===========

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

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS FOR EACH OF THE SIX MONTHS IN A PERIOD ENDED
                             JUNE 30, 2005 AND 2004

    -------------------------------------------------------------------------

The  following  table  shows  the  significant  components  of  Net  Income:

                                   Six Months Ended
                                       June 30,
                               ======================
                                  2005        2004      $Change   % Change
                               ----------  ----------  ---------  ---------
Interest Income                $2,253,190  $1,988,090  $ 265,100     13.33%
Interest Expense                  664,277     577,407     86,870     15.04%
Net Interest Income             1,588,913   1,410,683    178,230     12.63%
Provision for Loan Losses         120,000     120,000          -         -
Net Income                        364,275     288,645     75,630     26.20%
Net Income Per Diluted Shares  $     0.50  $     0.39       0.10     26.20%

The increase in net interest income was primarily due to an improving net interest rate margin due to the improving interest rate environment and improved mix of earning assets.

Composition  of  other  noninterest  income  is  as  follows:

                                                  Six Months Ended
                                                      June 30,
                                                ====================
                                                  2005       2004      $Change    % Change
                                                ---------  ---------  ----------  ---------
Service charges on deposit accounts             $ 231,667  $ 205,487  $  26,180      12.74%
Other service charges, commissions and fees        59,527     38,193     21,334      55.86%
Gain on sales / calls of investment securities          -      1,748     (1,748)   -100.00%
Other income                                       16,580     30,642    (14,062)    -45.89%
                                                ---------  ---------  ----------  ---------
Total noninterest income                          307,774    276,070     31,704      11.48%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The increase in income is primarily attributable to an increase in overdraft fees of $26,170 in the first six months of 2005 compared to the same period for 2004. Also, mortgage fee income increased $20,412 in the first six months of 2005 compared to the same period for 2004, as well as fees from ATM/Master Money transactions which increased $5,873. These increases were partially offset by a decrease in credit life insurance income of $13,344 in the first six months of 2005 compared to the same period for 2004.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS FOR EACH OF THE SIX MONTHS IN A PERIOD ENDED
                             JUNE 30, 2005 AND 2004

    -------------------------------------------------------------------------

Composition  of  other  noninterest  expense  is  as  follows:

                                                  Six Months Ended
                                                       June 30,
                                                ======================
                                                   2005        2004      $Change   % Change
                                                ----------  ----------  ---------  ---------
Salaries                                        $  471,743  $  438,524  $ 33,219       7.58%
Employee benefits                                  148,205     137,534    10,671       7.76%
Net occupancy expense                               97,724     108,816   (11,092)    -10.19%
Equipment rental and depreciation of equipment      95,828      92,335     3,493       3.78%
Other expenses                                     424,713     391,864    32,849       8.38%
                                                ----------  ----------  ---------  ---------
  Total noninterest expense                      1,238,213   1,169,073    69,140       5.91%

The change is primarily due to a normal increase in salaries and benefits and the addition of personnel. Other increases resulted from higher employee health insurance premiums and other employee related costs.

Major  expenses  included  in  other  expenses  are  as  follows:

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               2005      2004
                                                             --------  --------
Supplies                                                       34,366    31,413
Director and committtee fees                                   37,200    37,200
Data processing                                                63,488    47,261

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The  Bank's  liquid  assets  as  a percentage of total deposits were as follows:

                                                         June 30,   December 31,
                                                           2005         2004
                                                         ---------  -------------
Liquid assets as a percentage of deposits                   11.83%         18.49%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                                         June 30,    December 31,
                                                           2005         2004
                                                        ----------  -------------
Federal funds purchased lines  available                $2,900,000  $   2,900,000
Federal funds purchased outstanding                              -              -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the Federal Home Loan Bank at June 30, 2005. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS FOR EACH OF THE SIX MONTHS IN A PERIOD ENDED
                             JUNE 30, 2005 AND 2004

    -------------------------------------------------------------------------

CAPITAL

The  following  table  summarizes  the  capital  position  of  the  Company:

                                       June 30,  December 31,
                                        2005         2004       $Change   % Change
                                    ------------  -----------  ---------  ---------
Total Capital                       $10,012,816   $9,742,174   $270,642       2.78%
Tier 1 Leverage Ratio                     10.10%       10.16%     -0.06%     -0.59%
Risk Weighted Total Capital Ratio         15.43%       15.73%     -0.30%     -1.91%
Tier 1 Risk Weighted Capital Ratio        14.18%       14.48%     -0.30%     -2.07%

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

                              CBC HOLDING COMPANY
                        ITEM 3. CONTROLS AND PROCEDURES
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

    -------------------------------------------------------------------------

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

During the second quarter of 2005, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                              CBC HOLDING COMPANY
                        ITEM 3. CONTROLS AND PROCEDURES
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

    -------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------

Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds
     None
Item  3.  Defaults  Upon  Senior  Securities
     Not  Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended June 30, 2005.
Item  5.  Other  Information
     None
Item  6.  Exhibits
          (a)  Exhibits:
          31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
          32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBC  Holding  Company

/s/  George  M.  Ray
--------------------
George  M.  Ray
President  /  Chief  Executive  Officer
and  Acting  Chief  Financial  Officer


Date:  August  12,  2005