Form 10QSB
period 2005-09-30
CBC HOLDING CO
filed 2005-11-15
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended  September 30, 2005
                                         --------------------

[ ]  Transition  report  under  Section  13  or  15  (d)  of the Exchange Act
          For the transition period from __________ to __________


                                 CBC HOLDING COMPANY
                                 -------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA                                     000-22451            58-231157
-------                                    -----------          ----------
(State or Other Jurisdiction of            Commission        (I.R.S. Employer
Incorporation or Organization)             File No.          Identification No.)

                      102 WEST ROANOKE DRIVE P.O. BOX 130
                            FITZGERALD, GEORGIA 31750
                    (Address of Principal Executive Offices)

                                   (229)423-4321
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

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

     Yes [X]       No [ ]

       Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

     Yes [ ]       No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1par
                                                          --------------------
value,731,904 shares outstanding at September 30, 2005
------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]       No [X]

                                    CBC HOLDING COMPANY

                                           INDEX


PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                                  PAGE

The following financial statements are provided for CBC Holding Company

          Consolidated Balance Sheets - September 30, 2005 (unaudited) and
          December 31, 2004 (audited).                                                          2

          Consolidated Statements of Income (unaudited) - For the Three and Nine Months Ended
          September 30, 2005 and 2004.                                                          3

          Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
          Ended September 30, 2005 and 2004.                                                    4

          Notes to Consolidated Financial Statements (unaudited)                                5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 6

ITEM 3.   Controls and Procedures                                                              12


PART II:  OTHER INFORMATION                                                                    13

                                        CBC HOLDING COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

=============================================================================================
                                                                (UNAUDITED)      (AUDITED)
                                                               September 30,    December 31,
ASSETS                                                             2005             2004
                                                              ---------------  --------------
Cash and due from banks                                       $    2,615,804   $   2,976,791
Federal funds sold                                                 9,452,000      10,787,000
                                                              ---------------  --------------
  Total cash and cash equivalents                                 12,067,804      13,763,791
                                                              ---------------  --------------

Securities available for sale, at fair value                       6,452,398       6,719,299
Securities held to maturity, at cost                               8,037,021       6,248,958
Federal Home Loan Bank stock, restricted, at cost                    169,100         167,600
Other debt securities                                              1,000,000       1,000,000
Loans, net of unearned income                                     57,022,176      53,163,589
Less - allowance for loan losses                                  (1,059,882)       (855,612)
                                                              ---------------  --------------
  Loans, net                                                      55,962,294      52,307,977
                                                              ---------------  --------------
Bank premises and equipment, net                                   1,925,228       2,007,772
Intangible assets, net of amortization                             1,668,127       1,668,127
Other real estate                                                          -               -
Accrued interest receivable                                          704,064         559,242
Other assets                                                         131,715          51,084
                                                              ---------------  --------------
  TOTAL ASSETS                                                $   88,117,751   $  84,493,850
                                                              ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                        $   10,283,245   $   9,586,184
  Interest bearing                                                67,117,705      64,858,734
                                                              ---------------  --------------
    Total deposits                                                77,400,950      74,444,918
Accrued interest payable                                             102,453          95,542
Accrued expenses and other liabilities                               361,954         211,216
                                                              ---------------  --------------
  Total liabilities                                               77,865,357      74,751,676
                                                              ---------------  --------------
Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2005 and 2004                  731,904         731,904
  Paid-in capital surplus                                          6,816,170       6,816,170
  Retained earnings                                                2,739,498       2,196,625
  Accumulated other comprehensive income (loss)                      (35,178)         (2,525)
                                                              ---------------  --------------
    Total shareholders' equity                                    10,252,394       9,742,174
                                                              ---------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   88,117,751   $  84,493,850
                                                              ===============  ==============

                                               CBC HOLDING COMPANY
                                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                    (UNAUDITED)

=========================================================================================================
                                                             Three Months Ended      Nine Months Ended
                                                                September 30,          September 30,
                                                           ----------------------  ----------------------
                                                              2005        2004        2005        2004
                                                           ----------  ----------  ----------  ----------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                               $1,042,736  $  904,235  $2,915,329  $2,615,587
  Interest on securities:
    Taxable income                                            103,204      80,087     320,092     241,568
    Non-taxable income                                          9,802      14,653      29,809      54,375
  Income on federal funds sold                                 76,583      13,144     186,407      57,643
  Other interest income                                        17,285      14,441      51,163      45,477
                                                           ----------  ----------  ----------  ----------
    Total interest and dividend income                      1,249,610   1,026,560   3,502,800   3,014,650
                                                           ----------  ----------  ----------  ----------
INTEREST EXPENSE:
  Deposits                                                    377,557     267,612   1,041,834     845,019
  Other interest expense                                            -           -           -           -
                                                           ----------  ----------  ----------  ----------
      Total interest expense                                  377,557     267,612   1,041,834     845,019
                                                           ----------  ----------  ----------  ----------

  Net interest income before provision for loan losses        872,053     758,948   2,460,966   2,169,631
  Less - provision for loan losses                             60,000      60,000     180,000     180,000
                                                           ----------  ----------  ----------  ----------
      Net interest income after provision for loan losses     812,053     698,948   2,280,966   1,989,631
                                                           ----------  ----------  ----------  ----------
NONINTEREST INCOME:
  Service charges on deposit accounts                         126,557     132,916     358,224     338,403
  Other service charges, commissions and fees                  36,461      12,486      95,988      50,679
  Gain on sales / calls of investment securities                    -           -           -       1,748
  Gain on sale of assets                                        8,553           -       8,553           -
  Other income                                                  7,286      10,543      23,866      41,185
                                                           ----------  ----------  ----------  ----------
    Total noninterest income                                  178,857     155,945     486,631     432,015
                                                           ----------  ----------  ----------  ----------
NONINTEREST EXPENSE:
  Salaries                                                    229,229     225,675     700,972     664,199
  Employee benefits                                            73,864      69,274     222,069     206,808
  Net occupancy expense                                        49,331      52,959     147,055     161,775
  Equipment rental and depreciation of equipment               49,614      50,615     145,442     142,950
  Other expenses                                              213,505     175,148     638,218     567,012
                                                           ----------  ----------  ----------  ----------
    Total noninterest expense                                 615,543     573,671   1,853,756   1,742,744
                                                           ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                                    375,367     281,222     913,841     678,902
  Provision for income taxes                                  123,578      82,977     297,777     192,012
                                                           ----------  ----------  ----------  ----------
NET INCOME                                                 $  251,789  $  198,245  $  616,064  $  486,890
                                                           ==========  ==========  ==========  ==========
EARNINGS PER SHARE:
  Basic                                                    $     0.34  $     0.27  $     0.84  $     0.67
                                                           ==========  ==========  ==========  ==========
  Diluted                                                  $     0.34  $     0.27  $     0.84  $     0.67
                                                           ==========  ==========  ==========  ==========

                                              CBC HOLDING COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                   (UNAUDITED)

=========================================================================================================
                                                                       Nine Months Ended September 30,
                                                                     ------------------------------------
                                                                           2005               2004
                                                                     -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $        616,064   $        486,890
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                 180,000            110,214
    Depreciation                                                              142,570            139,455
    Net amortization (accretion) on securities                                 22,732             72,567
    Gain on sales / calls of investment securities                                  -             (1,748)
    Gain on sale of assets                                                     (8,553)                 -
    Changes in accrued income and other assets                               (225,453)          (103,584)
    Changes in accrued expenses and other liabilities                         174,470            114,177
                                                                     -----------------  -----------------
      Net cash provided by operating activities                               901,830            817,971
                                                                     -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in loans to customers                                       (3,834,317)        (3,432,927)
    Purchase of available for sale securities                              (1,000,000)        (4,005,359)
    Proceeds from maturities/calls of available for sale securities         1,752,137          2,391,367
    Purchase of held to maturity securities                                (5,724,320)                 -
    Proceeds from maturities/calls of held to maturity securities           3,378,815          1,620,989
    Purchases of Federal Home Loan Bank stock                                  (1,500)           (39,300)
    Proceeds from redemption of Federal Home Loan Bank stock                        -                  -
    Property and equipment expenditures                                      (141,473)          (151,369)
    Proceeds from sales of property and other real estate                      90,000             99,971
                                                                     -----------------  -----------------
      Net cash used in investing activities                                (5,480,658)        (3,516,628)
                                                                     -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                                  2,956,032         (5,068,014)
    Cash dividends paid                                                       (73,191)           (73,190)
                                                                     -----------------  -----------------
      Net cash provided by financing activities                             2,882,841         (5,141,204)
                                                                     -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,695,987)        (7,839,861)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               13,763,791         14,234,909
                                                                     -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     12,067,804   $      6,395,048
                                                                     =================  =================

                              CBC HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the SEC.

(2)  NEW AND PENDING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER COMPREHENSIVE INCOME

     During the nine months ended September 30, 2005, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 follows:

Accumulated other comprehensive income (loss) at December 31, 2004    $ (2,525)
Other comprehensive income, net of tax:
  Gross change in unrealized loss on securities availible for sale     (43,755)
  Deferred tax effect                                                   11,102
                                                                      ---------
    Net change                                                         (32,653)
  Less: Reclassification adjustment for gains realized
    in net income                                                            -
                                                                      ---------
Accumulated other comprehensive income (loss) at September 30, 2005   $(35,178)
                                                                      ---------

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2005 AND 2004
      ---------------------------------------------------------------------

The following discussion of financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2005 AND 2004
      ---------------------------------------------------------------------

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

FINANCIAL CONDITION

The composition of assets and liabilities for the Company is as follows:

                                  September 30,    December 31,
                                           2005             2004      $ Change        % Change
                                 ---------------  ---------------  ---------------  --------------

ASSETS:
  Cash and due from banks        $    2,615,804   $    2,976,791   $     (360,987)         -12.13%
  Federal funds sold                  9,452,000       10,787,000       (1,335,000)         -12.38%
  Securities available for sale       6,452,398        6,719,299         (266,901)          -3.97%
  Securities held to maturity         8,037,021        6,248,958        1,788,063           28.61%
  Loans                              57,022,176       53,163,589        3,858,587            7.26%
  Total assets                       88,117,751       84,493,850        3,623,901            4.29%
LIABILITIES:
  Deposits                           77,400,950       74,444,918        2,956,032            3.97%

  Loan to Deposit Ratio                   73.67%           71.41%

The most significant changes in the composition of assets was a decrease in Federal funds sold, which was used to fund the increase in loans due to continued growth of the Company and the increased investment in securities held to maturity.

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2005 AND 2004
      ---------------------------------------------------------------------

ASSET QUALITY

The composition of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

                                              September 30,    December 31,
                                                        2005            2004
                                              ---------------  --------------
Loans on nonaccrual                           $      168,000   $     182,000
Loans greater than 90 days past due                   69,000         156,000
Other real estate owned                                    -               -
Other repossessed collateral                               -               -
                                              ---------------  --------------

  Total nonperforming assets                  $      237,000   $     338,000
                                              ===============  ==============

Total nonperforming assets as a percentage
of total loans (gross) and other real estate            0.42%           0.64%
                                              ---------------  --------------

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans, which were considered nonperforming at September 30, 2005.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                  % of Loans
                                                  -----------
Balance at December 31, 2004          $  855,612        1.61%
                                                  ===========
  Add: Provision for loan losses         180,000
                                      ----------
                                       1,035,612
  Less: Net (charge-offs) recoveries      24,270
                                      ----------
Balance at September 30, 2005         $1,059,882        1.86%
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

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2005 AND 2004
      ---------------------------------------------------------------------

The following table shows the significant components of Net Income:

                                  Nine Months Ended
                                    September 30,
                                ======================
                                   2005        2004     $ Change   % Change
                                ----------  ----------  ---------  ---------
Interest Income                 $3,502,800  $3,014,650  $ 488,150     16.19%
Interest Expense                 1,041,834     845,019    196,815     23.29%
Net Interest Income              2,460,966   2,169,631    291,335     13.43%
Provision for Loan Losses          180,000     180,000          -         -
Net Income                         616,064     486,890    129,174     26.53%
Net Income Per Diluted Shares   $     0.84  $     0.67       0.18     26.53%

The increase in net interest income was primarily due to an improving net interest rate margin due to the improving interest rate environment and improved mix of earning assets.

Composition of other noninterest income is as follows:

                                                 Nine Months Ended
                                                    September 30,
                                                ====================
                                                  2005       2004      $Change    % Change
                                                ---------  ---------  ----------  ---------
Service charges on deposit accounts             $ 358,224  $ 338,403  $  19,821       5.86%
Other service charges, commissions and fees        95,988     50,679     45,309      89.40%
Gain on sales / calls of investment securities          -      1,748     (1,748)   -100.00%
Gain on sale of assets                              8,553          -      8,553     100.00%
Other income                                       23,866     41,185    (17,319)    -42.05%
                                                ---------  ---------  ----------  ---------
Total noninterest income                          486,631    432,015     54,616      12.64%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The increase in income is primarily attributable to an increase in mortgage fees of $41,961 in the first nine months of 2005 compared to the same period for 2004. Also, non sufficient check fee income increased $21,056 in the first nine months of 2005 compared to the same period for 2004, as well as fees from ATM/Master Money transactions which increased $7,300. These increases were partially offset by a decrease in credit life insurance income of $14,931 in the first nine months of 2005 compared to the same period for 2004.

                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2005 AND 2004
      ---------------------------------------------------------------------

Composition of other noninterest expense is as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                ======================
                                                   2005        2004      $Change    % Change
                                                ----------  ----------  ----------  ---------
Salaries                                        $  700,972  $  664,199  $  36,773       5.54%
Employee benefits                                  222,069     206,808     15,261       7.38%
Net occupancy expense                              147,055     161,775    (14,720)     -9.10%
Equipment rental and depreciation of equipment     145,442     142,950      2,492       1.74%
Other expenses                                     638,218     567,012     71,206      12.56%
                                                ----------  ----------  ----------  ---------
  Total noninterest expense                      1,853,756   1,742,744    111,012       6.37%

The change is primarily due to a normal increase in salaries and benefits and the addition of personnel. Other increases resulted from higher employee health insurance premiums and other employee related costs.

Major expenses included in other expenses are as follows:

                                     Nine Months Ended
                                       September 30,
                                   --------------------
                                     2005       2004
                                   ---------  ---------
Supplies                              49,615     44,517
Director and committtee fees          55,800     55,800
Data processing                       97,532     64,575
Professional Fees                     67,537     45,445

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The Bank's liquid assets as a percentage of total deposits were as follows:

                                            September 30,    December 31,
                                                2005             2004
                                           ---------------  --------------
Liquid assets as a percentage of deposits           15.59%          18.49%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                            September 30,    December 31,
                                                2005            2004
                                           ---------------  --------------
Federal funds purchased lines  available   $    2,900,000   $   2,900,000
Federal funds purchased outstanding                     -               -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the Federal Home Loan Bank at September 30, 2005. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL
                               CBC HOLDING COMPANY
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2005 AND 2004
      ---------------------------------------------------------------------

The following table summarizes the capital position of the Company:


                                     September 30,    December 31,
                                         2005             2004          $ Change        % Change
                                    ---------------  ---------------  ---------------  --------------
Total Capital                       $   10,252,394   $    9,742,174   $      510,220            5.24%
Tier 1 Leverage Ratio                        10.24%           10.16%            0.08%           0.79%
Risk Weighted Total Capital Ratio            15.63%           15.73%           -0.10%          -0.64%
Tier 1 Risk Weighted Capital Ratio           14.37%           14.48%           -0.11%          -0.76%

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

                               CBC HOLDING COMPANY
                         ITEM 3. CONTROLS AND PROCEDURES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
      ---------------------------------------------------------------------

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

During the third quarter of 2005, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                               CBC HOLDING COMPANY
                           PART II. OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
      ---------------------------------------------------------------------

PART  II:  OTHER INFORMATION:
-----------------------------

Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds
     None
Item  3.  Defaults  Upon  Senior  Securities
     Not Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended September 30, 2005.
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

Date: November 14, 2005