Form 10KSB
period 2005-12-31
CBC HOLDING CO
filed 2006-03-30
CIK 1038359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual  Report  under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For fiscal year ended DECEMBER 31, 2005
                           -----------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from               to
                                    -------------    ---------------

                         COMMISSION FILE NUMBER 0-22451

                               CBC HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               GEORGIA                                    58-2311557
----------------------------------------       ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

 102 WEST ROANOKE DRIVE, FITZGERALD GA                      31750
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (229) 423-4321
                  ---------------------------------------------
                           (Issuer's Telephone Number)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE.
                                                                     -----

Securities  registered  pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                                                               -----------------
VALUE  $1.00  PER  SHARE
 -----------------------

Check  whether the issuer is not required to file reports pursuant to Section 12
or  15(d)  of  the  Exchange  Act.   [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.          Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.   [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).   [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $5,471,562
                                                                   ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES (SHAREHOLDERS EACH HOLDING LESS THAN 5% OF AN OUTSTANDING CLASS OF STOCK, EXCLUDING DIRECTORS AND EXECUTIVE OFFICERS) OF THE COMPANY ON MARCH 23, 2006 WAS $6,379,014. THIS CALCULATION IS BASED UPON AN ESTIMATE OF THE FAIR MARKET VALUE OF THE COMMON STOCK OF $13.25 PER SHARE, WHICH WAS THE PRICE OF THE LAST TRADE OF WHICH MANAGEMENT IS AWARE PRIOR TO THIS DATE. THERE IS NOT AN ACTIVE TRADING MARKET FOR THE COMMON STOCK AND IT IS NOT POSSIBLE TO IDENTIFY PRECISELY THE MARKET VALUE OF THE COMMON STOCK.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 731,904 SHARES AS OF MARCH 23 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is filed with this Form 10-KSB as Exhibit 13.1, are incorporated by reference into Part II.

Transitional Small Business Disclosure format (check one):     Yes  [ ]   No [X]

                                 TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

  ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .     1
  ITEM 2.     DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . .    17
  ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .    18
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .    18

PART II       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

  ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
                BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. . . . . . . .    19
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .    19
  ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .    19
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . .    19
  ITEM 8A.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .    19
  ITEM 8B.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    20

PART III      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

  ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . .    21
  ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .    22
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . .    23
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .    24
  ITEM 13.    EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
  ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . .    25
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

CBC HOLDING COMPANY

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

     In September 2003 the Company purchased a location at 113 N. Irwin Avenue in Ocilla, Georgia as a potential future branch location. The company sold this location in August 2005.

COMMUNITY BANKING COMPANY OF FITZGERALD

General  Information
--------------------

     The Bank was incorporated on January 19, 1996 and began operations on April 19, 1996. The Bank is located in Fitzgerald, Georgia, and its trade area includes all of Ben Hill County, Georgia. Fitzgerald serves as the county seat of Ben Hill County and is the center of banking in Ben Hill County. The Bank operates its banking activities from its main office at 102 West Roanoke Drive in Fitzgerald. Additionally, the Bank operates a two-lane drive-thru located on Main Street in Downtown Fitzgerald.

Market  Area  and  Competition
------------------------------

     The Bank is located in Fitzgerald, Georgia. The Bank's primary market area is defined as Ben Hill County. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC as of June 30, 2005, Fitzgerald was serviced by five (5) financial institutions with a total of nine (9) offices. As of June 30, 2005, total deposits within Fitzgerald for these institutions were approximately $240.2 million of which approximately $74.3 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service help it to compete with these institutions and to attract deposits and loans in our market area.

Lending Activities
------------------

     The Bank's primary market is Ben Hill County and its immediately surrounding counties. The Bank continues to focus on serving the short- and intermediate-term credit needs of individuals and businesses. Competitive factors have warranted or may warrant the extension of loan terms not otherwise offered; however, any such extension of terms is properly reviewed by appropriate bank personnel to ensure that credit quality is not materially impacted. The Bank continues to aggressively manage credit quality through conservative underwriting practices and the use of independent loan review on a monthly basis. Fixed-rate loans are generally made with a three- to five-year maturity in order to minimize interest rate risk. When it has been deemed appropriate by management to maintain our goal of relationship banking, we have occasionally extended fixed-rate loans for longer terms than five years. From time to time, as necessary to maximize returns, we participate in selected commercial credits outside our lending area. A majority of these participation loans are underwritten by The Bankers Bank and meet very strict underwriting guidelines.

     Real Estate Loans. The Bank extends both commercial and residential real estate loans for construction, permanent, and construction-permanent financing, as well as offers home equity lines of credit, second mortgages and agriculture-related real estate loans. The Bank also originates long-term, fixed-rate mortgages that are funded through a mortgage broker. As of December 31, 2005, the Bank's real estate loans constituted approximately 65% of the Bank's total loan portfolio, with over 76% of these loans having interest rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a five-year balloon basis. Competitive factors have warranted the extension of some real estate loans with a loan-to-value in excess of 90%. These loans, however, are otherwise conservatively underwritten and are monitored quarterly.

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

     The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. As of December 31, 2005, all of the Bank's equity lines of credit were variable rate loans, which are generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

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

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, education loans and investments. As of December 31, 2005, consumer loans held by the Bank constituted approximately 13% of all loans held. Additionally, approximately 99% of these consumer loans are fixed-rate loans generally with maturities ranging from one to five years. Home equity lines of credit comprise approximately 5% of the Bank's total loans as of December 31, 2005. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed-rate loans with maturities ranging from three to five years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Competition continues to increase in this area. The competitive pressure has mainly come from outside the Bank's market and is primarily mail solicitations for secured and unsecured lines of credit and dealer financing for major purchases.

     Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership, or corporate borrowers for a variety of business purposes. As of December 31, 2005, commercial loans (not including commercial real estate) equaled approximately 17% of total loans held. Of the Bank's commercial loans, 86% are adjustable-rate loans or mature within one year; 13% are fixed-rate loans with maturities of 60 months or less; and less than 1% are fixed-rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

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

Investments
-----------

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities including agencies. The Bank also invests in obligations of states and municipalities. As of December 31, 2005, average investment securities comprised approximately 18% of the Bank's total average assets, with average net loans comprising approximately 64% of the Bank's average total assets. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Deposits
--------

     The Bank offers core deposit services, including checking accounts, money market accounts and a variety of certificates of deposit and IRA accounts. The Bank uses an aggressive marketing plan in the overall service area, offers a broad product line, and provides competitive services to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, Ben Hill County, which are solicited through personal contact by the Bank's employees, officers and directors, or by direct mailings and advertisements published in the local media. Deposits are generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market.

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

Employees
---------

     At December 31, 2005 the Bank had 30 full-time equivalent employees. The Company does not have any employees that are not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

The Company
-----------

     Because it owns all of the capital stock of the Bank, the Company is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the "GDBF") also regulates and monitors all significant aspects of our operations.

     ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

          - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

          -    acquiring all or substantially all of the assets of any bank; or

          -    merging or consolidating with any other bank holding company.

     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

          - the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

          - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the BHC Act to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least "satisfactory." Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTION. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank
--------

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

          - the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          - the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

          - the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

          - the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

          - the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 16.5% and our ratio of Tier 1 Capital to risk-weighted assets was 15.2%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 10.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends
--------------------

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     A federal banking regulator may require, after notice and a hearing, that the Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank-Prompt Corrective Action."

     The GDBF also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2005, the Bank could pay cash dividends without prior regulatory approval.

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

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Anti-Terrorism and Money Laundering Legislation
-----------------------------------------------

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform
--------------------------------

     On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

     Among other things, FDIRA changes the Federal deposit insurance system by:

          -    raising the coverage level for retirement accounts to $250,000;
          - indexing deposit insurance coverage levels for inflation beginning in 2012;
          - prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
          - merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"); and
          - providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

     FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action
------------------------------------------

     New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies
----------------------------------------

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

SELECTED STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                            2005                               2004
                                               ---------------------------------  ---------------------------------
                                                          Interest       Tax                 Interest       Tax
                                                Average    Income/   Equivalent    Average    Income/   Equivalent
                                                Balance    Expense      Yield      Balance    Expense      Yield
                                               ---------  ---------  -----------  ---------  ---------  -----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold   $  9,066   $     292        3.22%  $  7,439   $      92        1.24%
Investment Securities:
  Taxable investment securities                  14,660         516        3.52%    11,886         379        3.19%
  Tax-exempt investment securities                  936          40        5.99%     1,682          69        5.96%
Loans (including loan fees)                      55,046       3,970        7.21%    54,028       3,530        6.53%
                                               ---------  ---------  -----------  ---------  ---------  -----------
    Total interest earning assets                79,708       4,818        5.60%    75,035       4,070        5.42%
                                                          ---------  -----------             ---------  -----------

Allowance for loan losses                          (985)                              (861)
Cash & due from banks                             2,478                              2,033
Premises and equipment                            1,907                              1,955
Other assets                                      2,403                              2,497
                                               ---------                          ---------
  Total assets                                 $ 85,511                           $ 80,659
                                               =========                          =========

Interest bearing liabilities:
  Deposits:
    Demand deposits                              15,412         141        0.91%    13,455          96        0.71%
    Savings and Money Market                     15,186         248        1.63%    15,066         180        2.15%
    Time deposits                                34,209       1,062        3.10%    32,981         863        3.84%
  Other borrowings                                    -           -           -          -           -           -
                                               ---------  ---------  -----------  ---------  ---------  -----------
  Total interest bearing liabilities             64,807       1,451        2.24%    61,502       1,139        1.85%
                                                          ---------  -----------             ---------  -----------

Non-interest bearing deposits                    10,274                              9,466
Other liabilities                                   402                                310
Stockholders' equity                             10,028                              9,381
                                               ---------                          ---------
  Total liabilities and stockholders' equity   $ 85,511                           $ 80,659
                                               =========                          =========

Net interest income                                       $   3,367                          $   2,931
Net interest spread                                                        3.36%                              3.57%
                                                                     ===========                        ===========
Net interest yield on average earning assets   $ 79,708   $   3,367        4.22%  $ 75,035   $   2,931        3.91%
                                               =========  =========  ===========  =========  =========  ===========

Additional information relating to the above balances is as follows:

                                                  2005          2004
                                              ------------  ------------
                                                (Amounts in Thousands)
Non-accruing loans included in above
  average balances                            $        172  $        182
                                              ============  ============
Loan fees included in above interest income   $        235  $        218
                                              ============  ============

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

                                                      2005 Compared to 2004              2004 Compared to 2003
                                                        Increase(decrease)                 Increase(decrease)
                                                        due to changes in                  due to changes in
                                                ----------------------------------  ----------------------------------
                                                              Yield/       Net                    Yield/       Net
                                                  Volume       Rate       Change      Volume       Rate       Change
                                                ----------  ----------  ----------  ----------  ----------  ----------
Interest earned on:
  Interest earning deposits and fed funds sold  $      20   $     180   $     200   $      78   $     (87)  $     (46)
  Investment securities:
    Taxable investment securities                      88          49         137         (80)        (54)        145
    Tax-exempt investment securities                  (29)          0         (29)         11          (6)        (34)
  Loans                                                67         373         440         307        (702)         (5)
                                                ----------  ----------  ----------  ----------  ----------  ----------
      Total interest income                     $     146   $     602   $     748   $     316   $    (849)  $      60
                                                ----------  ----------  ----------  ----------  ----------  ----------

Interest paid on:
  Deposits:
    Demand deposits                             $      14   $      31   $      45   $       8   $     (70)  $      45
    Savings                                           146         (78)         68          65         (84)         36
    Time deposits                                     451        (252)        199          38        (601)       (317)
    Other borrowings                                    -           -           -          (8)          -           -
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Total interest expense                        $     611   $    (299)  $     312   $     103   $    (755)  $    (236)
                                                ----------  ----------  ----------  ----------  ----------  ----------

II.  INVESTMENT PORTFOLIO - CARRYING VALUE OF SECURITIES

     The following tables summarize the investment portfolio by type and maturity:

                                  Available for Sale
                              --------------------------
                                  2005          2004
                              ------------  ------------
                                (Amounts in Thousands)

U.S. Government Agencies      $      5,897  $      4,464
State, county and municipal            927         1,453
Other debt securities                1,000         1,000
Mortgage-backed securities           1,420           802
                              ------------  ------------
    Total                     $      9,244  $      7,719
                              ============  ============

EXPECTED MATURITIES
                                                                 Available for Sale
                              --------------------------------------------------------------------------------------
                              Within            After One           After Five
                                One            But Within           But Within             After
                               Year    Yield   Five Years   Yield    Ten Years   Yield   Ten Years   Yield   Totals
                              -------  ------  -----------  ------  -----------  ------  ----------  ------  -------
                                                                (Dollars in Thousands)

U.S. Government Agencies      $ 2,465    3.4%  $     3,432    3.5%  $         -      -   $        -      -     5,897
State, county and municipal         -      -           927    4.2%            -      -            -      -       927
Other debt securities               -      -         1,000    6.3%            -      -            -      -     1,000
Mortgage-Backed Securities          -      -           100    5.7%          260    4.6%       1,060    4.1%    1,420
                              -------  ------  -----------  ------  -----------  ------  ----------  ------  -------
    Total                     $ 2,465    3.4%  $     5,459    3.7%  $       260    4.6%  $    1,060    4.1%  $ 9,244
                              =======  ======  ===========  ======  ===========  ======  ==========  ======  =======

                                   Held to Maturity
                              --------------------------
                                  2005          2004
                              ------------  ------------
                                (Amounts in Thousands)

U.S. Government Agencies      $      5,474         4,335
State, county and municipal              -             -
Mortgage-backed securities           1,426         1,913
                              ------------  ------------
    Total                     $      6,900  $      6,248
                              ============  ============

EXPECTED MATURITIES
                                                               Held to Maturity
                              ------------------------------------------------------------------------------------
                              Within           After One           After Five
                                One           But Within           But Within            After
                               Year    Yield  Five Years   Yield    Ten Years   Yield  Ten Years   Yield   Totals
                              -------  -----  -----------  ------  -----------  -----  ----------  ------  -------
                                                             (Dollars in Thousands)

U.S. Government Agencies      $     -      -  $     5,474    2.4%  $         -      -  $        -      -     5,474
State, county and municipal         -      -            -      -             -      -           -      -         -
Mortgage-Backed Securities          -      -        1,127    3.4%            -      -         299    3.1%    1,426
                              -------  -----  -----------  ------  -----------  -----  ----------  ------  -------
      Total                   $     -      -  $     6,601    2.4%  $         -      -  $      299      -   $ 6,900
                              =======  =====  ===========  ======  ===========  =====  ==========  ======  =======

III.  LOAN PORTFOLIO

     The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                          2005              2004
                                    ----------------  ----------------

                                         (Dollars in Thousands)
Commercial                          $17,093    30.9%  $18,187    34.2%
Commercial - Business Real Estate     9,087    16.5%    9,087    17.1%
Real Estate - Construction              733     1.3%       93     0.2%
Real Estate - Mortgage               19,598    35.5%   17,114    32.2%
Installment Loans to Individuals      8,743    15.8%    8,683    16.3%
                                    --------  ------  --------  ------
  Total Loans                        55,254   100.0%   53,164   100.0%
  Less: Allowance for Loan losses    (1,078)             (856)
                                    --------          --------
    Total                           $54,176           $52,308
                                    ========          ========

                                                                             Rate Structure
                                               Maturity                       > One Year
                                               --------                       ----------
                                        Over One        Due                 Fixed    Variable
                            One Year     Through       After              Interest   Interest
                             or Less   Five Years   Five Years    Total     Rate       Rate
                            ---------  -----------  -----------  -------  ---------  ---------
Commercial                  $   6,645  $     7,613  $     2,835  $17,093  $   8,394  $       -

Real estate - construction        390          343            -      733          -          -
                            ---------  -----------  -----------  -------  ---------  ---------
    Total                   $   7,035  $     7,956  $     2,835  $17,826  $   8,394  $       -
                            =========  ===========  ===========  =======  =========  =========

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

                                                                    2005           2004
                                                                -------------  -------------
                                                                   (Amounts in Thousands)

  Allowance for possible loan losses, beginning of period       $        856   $        781
                                                                -------------  -------------
  Charge-offs:
    Commercial                                                            34            109
    Real estate - construction                                             -              -
    Real estate - mortgage                                                 -             55
    Consumer loans                                                        24             17
                                                                -------------  -------------
      Total                                                               58            181
                                                                -------------  -------------
  Recoveries:
    Commercial                                                             9              1
    Real estate - construction                                             -              -
    Real estate - mortgage                                                27              4
    Consumer loans                                                         4             11
                                                                -------------  -------------
      Total                                                               40             16
                                                                -------------  -------------

  Net charge-offs                                                         18            165
                                                                -------------  -------------

  Additions charged to operations                                        240            240
  Adjustments                                                              -              -
                                                                -------------  -------------
  Allowance for possible loan losses, end of period                    1,078            856
                                                                -------------  -------------

  Average loans outstanding, net of unearned income             $     55,046   $     54,028
                                                                =============  =============
  Ratio of net charge-offs during the period to average loans
    outstanding during the period                                       0.03%          0.31%
                                                                =============  =============

RISK ELEMENTS
(Thousands)
                                                                        2005           2004
                                                                -------------  -------------
  Loans 90 days past due                                        $        156   $        156
  Loans on nonaccrual                                                    168            182
  Other Real Estate                                                        -              -
                                                                -------------  -------------
    Total Nonperforming assets                                  $        324   $        338
                                                                -------------  -------------
    Total Nonperforming assets as a
      Percentage of loans                                               0.59%          0.63%
                                                                =============  =============

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

     The following table summarizes information concerning the allocation of the allowance for loan losses:

                                   Allocated   % of Total
                                     Amount     Allowance
                                   ----------  -----------
Commercial                         $      334        30.9%
Commercial - Business Real Estate         177        16.5%
Real Estate - Construction                 14         1.3%
Real Estate - Mortgage                    382        35.5%
Installment Loans to Individuals          171        15.8%
                                   ----------  -----------
        Total                      $    1,078       100.0%
                                   ==========  ===========

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

V. DEPOSITS

     The following table summarizes the average balances and average rates for deposit accounts:

                                           2005               2004
                                    ------------------  ------------------
                                    Average   Average   Average   Average
                                    Balance     Rate    Balance     Rate
                                    --------  --------  --------  --------
                                            (Dollars in Thousands)
Non-interest bearing deposits       $ 10,274            $  9,466
Interest bearing demand deposits      15,412     0.91%    13,455     0.71%
Savings and money market deposits     15,186     1.63%    15,066     2.15%
Time deposits                         34,209     3.10%    32,981     3.84%
                                    --------  --------  --------  --------

    Total average deposits          $ 75,081     2.24%  $ 70,968     1.85%
                                    ========  ========  ========  ========

Amounts by time remaining until maturity on time deposits of $ 100,000 or more were:

                                 (Thousands)
3 months or less              $           3,176
over 3 through 6 months                   1,577
over 6 months through 1 year              1,619
over 1 year                               7,068
                              -----------------
      Total                   $          13,440
                              =================

VI.  SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)

     The following represents selected financial data that should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                          (Dollars in Thousands)
                                           2005          2004
                                       ------------  ------------
Interest Income                        $     4,818   $     4,070
Interest Expense                       $     1,451   $     1,140
Net Interest Income                    $     3,367   $     2,930
Provision for Loan Losses              $       240   $       240
Net Earnings                           $       884   $       680
Net Earnings Per Share                 $      1.21   $      0.93
Total Average Stockholder's Equity     $    10,028   $     9,381
Total Average Assets                   $    85,511   $    80,659
Return on average assets                      1.12%         0.90%
Return on average equity                      9.58%         7.71%
Average equity to average asset ratio        11.73%        11.63%

VII.  SHORT-TERM BORROWINGS

     No category of short-term borrowings exceeds 30% of stockholders' equity.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Bank owns the property at which the Company's and the Bank's main office is located in Fitzgerald, Georgia, at 102 West Roanoke Drive. The two-story brick building contains approximately 11,152 square feet, with an attached drive-up canopy of approximately 1,400 square feet. The Bank is located on approximately 1.4 acres of land and contains 39 regular parking spaces and two handicap spaces. The Bank's main office has multiple teller stations, including drive-up teller stations, and one ATM. The banking platform is across the lobby area from the teller stations, and behind this area are offices for lending functions. The facility contains a training room, operations space, and a boardroom on the upper level, with significant room for expansion. The Bank opened a two-lane drive-thru facility located on South Main Street in Fitzgerald in January 1998. In the opinion of management, both the Bank's main office and its two-lane drive-thru facility are adequately covered by insurance.

     In September 2003 the Company purchased a location at 113 N. Irwin Avenue in Ocilla, Georgia as a potential future branch location. The Company sold this location in August 2005.

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

     The Company issued no unregistered securities during the fiscal year ended December 31, 2005. Additionally, the Company did not repurchase any of its stock in 2005.

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

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders and are incorporated herein by reference:

     -    Independent Auditors' Report

     -    Consolidated Financial Statements:

          1.   Consolidated Balance Sheets dated as of December 31, 2005 and
               2004.

          2. Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003.

          3. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003.

          4. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For each director and executive officer of CBC Holding Company, the following table sets forth the person's name, age at December 31, 2005, position with CBC Holding Company, principal occupation for the past five years, and the year the person first became a director or executive officer.

                                    Director   Positions with the Company and
Name and Age                        Since(1)   Business Experience for Last Five Years
----------------------------------  ---------  -------------------------------------------------------------------

Sidney S. (Buck) Anderson, Jr., 70     1996    Chairman of the Board of the Company and the Bank; President
                                               and General Manager - Dixie Peanut Company

James Thomas Casper, III, 50           1996    Certified Public Accountant - Worthington Casper & Stone, CPA,
                                               PC

Charles A. (Pete) Clark, Sr. 59        1998    Chief Executive Officer and Owner - C&S Aircraft Service, Inc.;
                                               Chief Executive Officer and Owner - Ewing Dusting Services, Inc.

John T. Croley, Jr., 57                1996    Secretary and Vice Chairman of the Company and the Bank;
                                               Attorney - sole practitioner

A.B.C. (Chip) Dorminy, III, 57         1996    President - ABCD Farms, Inc.; CEO - Farmers Quality Peanut Co.
                                               and D&F Grain Co.

John S. Dunn, 61                       1996    Owner - Shep Dunn Construction

Lee Phillip Liles, 56                  1996    Agency Manager - Georgia Farm Bureau Mutual Insurance Co.

Steven L. Mitchell, 48                 1996    Tree Farmer and Co-owner - Irwin Timber Company

James A. Parrott, II, 66               1996    Owner - Standard Supply Co. & Building Materials, Inc.

George M. Ray, 59                      1996    President & Chief Executive Officer of the Company and the Bank
                                               and Chief Financial Officer of the Company.

Hulin Reeves, Jr., 55                  1999    Farmer

Robert E. Sherrell, 69                 1996    Attorney - Jay, Sherrell, Smith & Braddy, P.C.

John Edward Smith, III, 57             1996    Attorney - Jay, Sherrell, Smith & Braddy, P.C.

Wyndall L. Walters, 58                 1998    President - Irwin County Motors (doing business as Fitzgerald Ford
                                               Lincoln Mercury)

---------------
(1) The Company was incorporated in October 1996. Each of these individuals also serves on the Board of Directors of the Bank.

     During the past five years, none of the above-named persons has been convicted in a criminal proceeding or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. Each of the above-named persons is a citizen of the United States, and the business address and telephone number for each of the above-named persons is 102 West Roanoke Drive, Fitzgerald, Georgia 31750, (229) 423-4321.

     John T. Croley, Jr. and John S. Dunn, who are related by marriage, are the only directors or executive officers that have a family relationship as close as first cousins.

     The Bank's Audit Committee consists of Sidney S. (Buck) Anderson, James Thomas Casper, III, Charles A. Clark, A.B.C. (Chip) Dorminy, III, Hulin Reeves,
Jr., and Wyndall L. Walters.   Although the Company's stock is not listed on an
exchange or traded on the Nasdaq Stock Market, each current member of the Audit Committee meets the requirements for independence as defined by Nasdaq listing standards. Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission regulations for an "Audit Committee financial expert," the Board believes that each committee member has the financial knowledge, business experience and independent judgment necessary to serve effectively on the Audit Committee, and further notes that Mr. Casper, a member of the Bank's Audit Committee, is a certified public accountant.

     Currently, the Company has only one executive officer. The following table provides: (a) his name; (b) his age at December 31, 2005; (c) how long he has been an officer of the Company; and (d) his positions with the Company and the
Bank:

NAME (AGE)          OFFICER SINCE  POSITION WITH THE COMPANY AND THE BANK
------------------  -------------  ---------------------------------------------------

George M. Ray (59)      1998       President, Chief Executive Officer and Acting Chief
                                   Financial Officer of the Company and the Bank

     Section 16 of the Securities and Exchange Act of 1934 requires the Company's officers, directors and greater than 10% shareholders ("Reporting Persons") to file initial reports of ownership and reports of changes in ownership of the Company's common stock ("Section 16 Reports"). The Reporting Persons are required to furnish the Company with copies of the Section 16 Reports they file. All of the Reporting Persons complied with all applicable
Section 16(a) filing requirements.

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table presents the total compensation the Company (or the Bank) paid or granted to Mr. Ray as the Company's chief executive officer in fiscal years 2005, 2004 and 2003. No other employee of the Company or the Bank received more than $100,000 in annual compensation during 2005.

============================================================================================================
                                                                        Long-Term Compensation
                                                                        ----------------------
                              Annual Compensation                          Awards     Payouts
                              -------------------                       ----------------------
                                                  Other      Restricted                All
                                                 Annual         Stock     Options/     LTIP        Other
                             Salary   Bonus   Compensation     Awards       SARs     Payouts   Compensation
Name and Position     Year    ($)      ($)         ($)           ($)         (#)       ($)          ($)
--------------------  ----  --------  ------  -------------  -----------  ---------  --------  -------------
George M. Ray,        2005   102,648       0          --(1)            0          0         0       5,371(2)
  President, CEO and  2004    98,575       0          --(1)            0          0         0      4,117 (2)
  Acting CFO          2003    97,760       0          --(1)            0          0         0      3,551 (2)
============================================================================================================

(1) The aggregate value of "other annual compensation" does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations and is therefore omitted.

(2) Consists primarily of contributions to the Company's 401(k) made by the Company on behalf of Mr. Ray.

OPTION GRANTS IN FISCAL YEAR 2005

     The Company did not grant any options during fiscal year 2005.

OPTION HOLDINGS

     There are no options issued to any executive officer or director of the Company or the Bank in connection with the Company's common stock or any other security issued by the Company.

DIRECTOR COMPENSATION

     During 2005, directors of the Company received $400 for each board meeting attended. Emeritus directors received $200 for each board meeting attended. No other compensation is given to directors for their service as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number and the percentage ownership of shares of CBC Holding Company common stock directly and indirectly owned by each director and executive officer of CBC Holding Company, and by all directors and executive officers as a group, as of December 31, 2005. The address for each person named in the table is 102 West Roanoke Drive, Fitzgerald, Georgia 31750. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which is the power to vote or to direct the voting of such security, or "investment power" which is the power to dispose or to direct the disposition of such security. The number of shares indirectly owned also includes any shares the person has the right to acquire within the next 60 days. Unless otherwise indicated, each person is the record owner of and has sole voting and investment powers over his or her shares.

                                 NUMBER     PERCENT OF       PERCENT OF
                                   OF      CLASS BEFORE      CLASS AFTER            NATURE OF BENEFICIAL
NAME                             SHARES   REORGANIZATION   REORGANIZATION               OWNERSHIP(1)
-------------------------------  -------  ---------------  ---------------  -------------------------------------
Sidney S. (Buck) Anderson, Jr.   106,501           14.55%           20.81%

James Thomas Casper, III          11,130            1.52%            2.17%  105 shares are held by Mr.
                                                                            Casper's daughter.

Charles A. (Pete) Clark, Sr.      11,355            1.55%            2.22%  551 shares are held jointly by
                                                                            Mr. Clark and his son.

John T. Croley, Jr.               27,562            3.42%            5.38%  1,281 shares are held by Mr.
                                                                            Croley for the benefit of his son;
                                                                            1,281 shares are held by Mr.
                                                                            Croley for the benefit of his
                                                                            grandchildren.

A.B.C. (Chip) Dorminy, III        34,286            4.68%            6.70%  11,025 shares are held by ABCD
                                                                            Farms, Inc. of which Mr. Dorminy
                                                                            is President; 10,473 are held by
                                                                            Mr. Dorminy's wife; 4,410 shares
                                                                            are held in the Emma Myrtice
                                                                            Dorminy Trust.

John S. Dunn                       5,512            0.75%            1.08%

Lee Phillip Liles                  5,925            0.81%            1.16%

Steven L. Mitchell                 7,626            1.04%            1.49%  1,717 shares are held by Mr.
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


                                 NUMBER     PERCENT OF       PERCENT OF
                                   OF      CLASS BEFORE      CLASS AFTER            NATURE OF BENEFICIAL
NAME                             SHARES   REORGANIZATION   REORGANIZATION               OWNERSHIP(1)
-------------------------------  -------  ---------------  ---------------  -------------------------------------

James A. Parrott, I                8,378            1.14%            1.64%  110 shares are held by Mr.
I                                                                           Parrott's spouse.

George M. Ray(2)                   6,063            0.83%            1.18%

Hulin Reeves, Jr.                  6,756            0.92%            1.32%  771 shares are held by the Estate of
                                                                            Joy Reeves.

Robert E. Sherrell                13,450            1.84%            2.63%

John Edward Smith, III             2,756            0.38%            0.54%

Wyndall L. Walters                 3,169            0.43%            0.62%

ALL DIRECTORS AND EXECUTIVE
OFFICERS, AS A GROUP             250,469            34.2%           48.94%

(1) This column separately describes only those shares of common stock "beneficially owned" which are not held by the reporting person directly or jointly with his spouse.
(2)  Mr. Ray is also an executive officer of the Company.

     The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, may have banking or other business transactions in the ordinary course of business with the Bank. The Bank's policy is that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank's lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

ITEM 13. EXHIBITS

      3.1     Articles of Incorporation (1)
      3.2     Amended and Restated Bylaws dated August 19, 2004 (2)
      4.1     Instruments Defining the Rights of Security Holders.  See Articles of Incorporation
              at Exhibit 3.1 hereto and Amended and Restated Bylaws at Exhibit 3.2 hereto.
     13.1     CBC Holding Company 2005 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
              Company's 2005 Annual Report to Shareholders is not deemed to be filed as part of this Report.
     21.1     Subsidiaries of CBC Holding Company
     24.1     Power of Attorney (appears on the signature pages to this Annual Report on Form
              10-KSB).
     31.1     Certification of Chief Executive Officer (and acting Chief Financial Officer).
     32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------------------------
(1)  Incorporated herein by reference to the Company's Registration Statement on
     Form 10-SB, as amended (Registration No. 0-22451), filed April 29, 1997.
(2)  Incorporated by reference to the Company's Form 10-KSB for the period ended
     December 31, 2004, filed with the SEC on March 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Thigpen Jones Seaton & Co. is the accounting firm responsible for preparing an audited report of the Company's financial statements. Thigpen Jones Seaton & Co. has acted as the Company's accounting firm since 1996. A representative from Thigpen Jones Seaton & Co. is expected to be present at the meeting and will be given the opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions from shareholders.

     The following table shows the amounts paid by the Company and the Bank to Thigpen Jones Seaton & Co., the Company's and the Bank's independent auditors, for the last two fiscal years.

          Category                      2005        2004
          -------------------------  ---------------------
          Audit Fees. . . . . . . .  $  26,000     $25,600
          Audit Related Fees. . . .     17,450      14,895
          Tax Fees. . . . . . . . .      2,500       2,400
          All Other Fees. . . . . .     17,900(1)    3,305
          Total                      $  63,850     $46,200
                                     =====================

          --------------------
          (1)  Includes work on filings pursuant to reorganization plan.

AUDIT FEES

     Audit fees represent fees billed by Thigpen Jones Seaton & Co. for professional services rendered in connection with the audit of the Company's annual financial statements for 2005 and 2004.

AUDIT RELATED FEES

     Audit related fees represent fees billed by Thigpen Jones Seaton & Co. for professional services rendered in connection with the review of the financial statements included in the Company's quarterly filings on Form 10-QSB, annual filings on Form 10-KSB and other filings with the SEC.

Tax Fees

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Thigpen Jones Seaton & Co. for tax compliance, tax advice, tax planning and preparation of federal and state corporate income tax returns.

ALL OTHER FEES

     Other fees billed in 2005 and 2004 related primarily to regulatory reporting services that were pre-approved by the Audit Committee.

     The fees billed by Thigpen Jones Seaton & Co. are pre-approved by the Audit Committee in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2005, 100% of the fees incurred were pre-approved.

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

                                  CBC HOLDING COMPANY


                                  By:      /s/ George M. Ray
                                       -----------------------------------------
                                           George M. Ray
                                           President and Chief Executive Officer

                                  Date:    March 28, 2006
                                       -----------------------------------------

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

          SIGNATURE                                  TITLE                            DATE
----------------------------------  --------------------------------------------  --------------

/s/ Sidney S. (Buck) Anderson, Jr.  Chairman of the Board of Directors            March 28, 2006
----------------------------------
Sidney S. (Buck) Anderson, Jr.

/s/ James Thomas Casper, III        Director                                      March 28, 2006
----------------------------------
James Thomas Casper, III

/s/ Charles A. Clark, Sr.           Director                                      March 28, 2006
----------------------------------
Charles A. Clark, Sr.

/s/ John T. Croley, Jr.             Secretary, Vice Chairman, Director            March 28, 2006
----------------------------------
John T. Croley, Jr.


/s/ A.B.C. (Chip) Dorminy, III      Director                                      March 28, 2006
----------------------------------
A.B.C. (Chip) Dorminy, III

/s/ John S. Dunn                    Director                                      March 28, 2006
----------------------------------
John S. Dunn

/s/ Lee Phillip Liles               Director                                      March 28, 2006
----------------------------------
Lee Phillip Liles

/s/ Steven L. Mitchell              Director                                      March 28, 2006
----------------------------------
Steven L. Mitchell

/s/ James A. Parrott, II            Director                                      March 28, 2006
----------------------------------
James A. Parrott, II

                                    Director, President, Chief Executive Officer
/s/ George M. Ray                   and Acting Chief Financial Officer *          March 28, 2006
----------------------------------
George M. Ray

/s/ Hulin Reeves, Jr.               Director                                      March 28, 2006
----------------------------------
Hulin Reeves, Jr.

/s/ Robert E. Sherrell              Director                                      March 28, 2006
----------------------------------
Robert E. Sherrell

/s/ John Edward Smith, III          Director                                      March 28, 2006
----------------------------------
John Edward Smith, III

/s/ Wyndall L. Walters              Director                                      March 28, 2006
----------------------------------
Wyndall L. Walters

*  Principal Executive, Financial and Accounting Officer.

                                         EXHIBIT INDEX
                                         -------------
3.1        Articles of Incorporation (1)

3.2        Amended and Restated Bylaws dated August 19, 2004 (2)

4.1        Instruments Defining the Rights of Security Holders.  See Articles of Incorporation
           at Exhibit 3.1 hereto and Amended and Restated Bylaws at Exhibit 3.2 hereto.

13.1       CBC Holding Company 2005 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
           Company's 2005 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1       Subsidiaries of CBC Holding Company

24.1       Power of Attorney (appears on the signature pages to this Annual Report on Form
           10-KSB).

31.1       Certification of Chief Executive Officer (and acting Chief Financial Officer).

32.1       Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB, as amended (Registration No. 0-22451), filed April 29, 1997.

(2) Incorporated herein by reference to the Company's Form 10-KSB for the period ended December 31, 2004, filed with the SEC on March 30, 2005.