Form 10QSB
period 2006-03-31
CBC HOLDING CO
filed 2006-05-15
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 31, 2006
                                      --------------

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

     Yes  [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                  -------------------
value, 731,904 shares outstanding at May 15, 2006
-------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]   No  [X]

                                      CBC HOLDING COMPANY

-------------------------------------------------------------------------------------------

                                             INDEX

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                         PAGE

The following consolidated financial statements are provided for CBC Holding Company

          Consolidated Balance Sheets - March 31, 2006 (unaudited) and
          December 31, 2005 (audited).                                                   2

          Consolidated Statements of Income (unaudited) - For the Three Months Ended
          March 31, 2006 and 2005.                                                       3

          Consolidated Statements of Cash Flows (unaudited) - For the Three Months
          Ended March 31, 2006 and 2005.                                                 4

          Notes to Consolidated Financial Statements (unaudited)                         5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          6

ITEM 3.   Controls and Procedures                                                        12

PART II:  OTHER INFORMATION                                                              13

                                   CBC HOLDING COMPANY
                               CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2006 AND DECEMBER 31, 2005

-----------------------------------------------------------------------------------------
                                                              March 31,     December 31,
ASSETS                                                           2006           2005
                                                             ------------  --------------
Cash and due from banks                                      $ 2,741,495   $   2,239,402
Federal funds sold                                             9,903,000      10,060,000
                                                             ------------  --------------
  Total cash and cash equivalents                             12,644,495      12,299,402
                                                             ------------  --------------

Securities available for sale, at fair value                  10,160,259       9,244,055
Securities held to maturity, at cost                           6,782,583       6,900,175
Federal Home Loan Bank stock, restricted, at cost                174,600         169,100

Loans, net of unearned income                                 56,225,175      55,253,791
Less - allowance for loan losses                              (1,131,488)     (1,077,801)
                                                             ------------  --------------
  Loans, net                                                  55,093,687      54,175,990
                                                             ------------  --------------

Cash surrender value life insurance                            2,015,122               -
Bank premises and equipment, net                               1,880,136       1,898,986
Intangible assets, net of amortization                         1,668,127       1,668,127
Other real estate                                                      -               -
Accrued interest receivable                                      674,013         780,058
Other assets                                                     122,893          80,670
                                                             ------------  --------------
  TOTAL ASSETS                                               $91,215,915   $  87,216,563
                                                             ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                       $10,059,905   $   9,781,813
  Interest bearing                                            70,058,703      66,457,221
                                                             ------------  --------------
  Total deposits                                              80,118,608      76,239,034

Accrued interest payable                                         116,976         124,176
Accrued expenses and other liabilities                           258,759         359,693
                                                             ------------  --------------
  Total liabilities                                           80,494,343      76,722,903
                                                             ------------  --------------
Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2006 and 2005              731,904         731,904
  Paid-in capital surplus                                      6,816,170       6,816,170
  Retained earnings                                            3,249,098       3,007,747
  Accumulated other comprehensive loss                           (75,600)        (62,161)
                                                             ------------  --------------
    Total shareholders' equity                                10,721,572      10,493,660
                                                             ------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $91,215,915   $  87,216,563
                                                             ============  ==============

                                   CBC HOLDING COMPANY
                            CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                       (UNAUDITED)

----------------------------------------------------------------------------------------
                                                          Three Months Ended March 31,
                                                         -------------------------------
                                                             2006             2005
                                                         -------------  ----------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                             $   1,038,607  $        900,921
  Interest on securities:
    Taxable income                                             145,978           103,180
    Non-taxable income                                           9,770            10,188
  Income on federal funds sold                                  99,639            59,447
  Other interest income                                         19,637            16,632
                                                         -------------  ----------------
    Total interest and dividend income                       1,313,631         1,090,368
                                                         -------------  ----------------

INTEREST EXPENSE:
  Deposits                                                     447,027           318,995
                                                         -------------  ----------------

  Net interest income before provision for loan losses         866,604           771,373
  Less - provision for loan losses                              45,000            60,000
                                                         -------------  ----------------
    Net interest income after provision for loan losses        821,604           711,373
                                                         -------------  ----------------

NONINTEREST INCOME:
  Service charges on deposit accounts                          112,033           122,349
  Other service charges, commissions and fees                   30,134            29,022
  Other income                                                  25,514             8,861
                                                         -------------  ----------------
    Total noninterest income                                   167,681           160,232
                                                         -------------  ----------------

NONINTEREST EXPENSE:
  Salaries                                                     240,712           235,513
  Employee benefits                                             83,875            73,773
  Net occupancy expense                                         45,324            49,388
  Equipment rental and depreciation of equipment                49,487            47,910
  Other expenses                                               225,644           204,056
                                                         -------------  ----------------
    Total noninterest expense                                  645,042           610,640
                                                         -------------  ----------------

INCOME BEFORE INCOME TAXES                                     344,243           260,965
  Provision for income taxes                                   102,892            83,903
                                                         -------------  ----------------
NET INCOME                                               $     241,351  $        177,062
                                                         =============  ================

EARNINGS PER SHARE:
  Basic                                                  $        0.33  $           0.24
                                                         =============  ================
  Diluted                                                $        0.33  $           0.24
                                                         =============  ================

                                                  CBC HOLDING COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                      (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended March 31,
                                                                                      ---------------------------------
                                                                                           2006             2005
                                                                                      --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $     241,351   $        177,062
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                45,000             60,000
    Depreciation                                                                             48,780             46,935
    Net amortization (accretion) on securities                                               (4,449)            (8,402)
    Change in cash surrender value of life insurance                                     (2,015,122)                 -
    Changes in accrued income and other assets                                               63,822            (17,161)
    Changes in accrued expenses and other liabilities                                      (101,211)            62,595
                                                                                      --------------  -----------------
      Net cash (used in) provided by operating activities                                (1,721,829)           321,029
                                                                                      --------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                                         (962,697)        (1,014,555)
  Purchase of available for sale securities                                                (992,969)                 -
  Proceeds from maturities/calls and paydowns of available for sale securities               61,570          1,573,574
  Purchase of held to maturity securities                                                         -         (4,456,273)
  Proceeds from maturities/calls and paydowns of held to maturity securities                116,874          1,200,251
  Purchases of Federal Home Loan Bank stock                                                  (5,500)            (1,500)
  Property and equipment expenditures                                                       (29,930)           (30,001)
                                                                                      --------------  -----------------
      Net cash used in investing activities                                              (1,812,652)        (2,728,504)
                                                                                      --------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                                  3,879,574          1,355,968
                                                                                      --------------  -----------------
      Net cash provided by financing activities                                           3,879,574          1,355,968
                                                                                      --------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        345,093         (1,051,507)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             12,299,402         13,763,791
                                                                                      --------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  12,644,495   $     12,712,284
                                                                                      ==============  =================

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the SEC.

(2)  NEW AND PENDING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER COMPREHENSIVE INCOME

     During the three months ended March 31, 2006, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2005 follows:

    Accumulated other comprehensive income (loss) at December 31, 2005  $(62,161)
    Other comprehensive income, net of tax:
      Gross change in unrealized loss on securities availible for sale   (18,008)
      Deferred tax effect                                                  4,569
                                                                        ---------
        Net change                                                       (13,439)
      Less: Reclassification adjustment for gains realized
          in net income                                                        -
                                                                        ---------
    Accumulated other comprehensive income (loss) at March 31, 2006     $(75,600)
                                                                        ---------

(4)  CASH SURRENDER VALUE OF LIFE INSURANCE

     During the first quarter of 2006, the Bank purchased life insurance policies on the Bank's executive officers. The cash value of these policies at March 31, 2006 was $2,015,122. Income earned on the cash surrender value of these policies was $15,610 as of March 31, 2006.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2006 AND 2005

--------------------------------------------------------------------------------

The following discussion of financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2006 AND 2005

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

FINANCIAL CONDITION

The  composition  of  assets  and  liabilities  for  the  Company is as follows:

                                        March 31,     December 31,
                                           2006           2005         $Change    % Change
                                       ------------  --------------  -----------  ---------
ASSETS:
  Cash and due from banks              $ 2,741,495   $   2,239,402   $  502,093      22.42%
  Federal funds sold                     9,903,000      10,060,000     (157,000)     -1.56%
  Securities available for sale         10,160,259       9,244,055      916,204       9.91%
  Securities held to maturity            6,782,583       6,900,175     (117,592)     -1.70%
  Loans                                 56,225,175      55,253,791      971,384       1.76%
  Cash surrender value life insurance    2,015,122               -    2,015,122     100.00%
  Total assets                          91,215,915      87,216,563    3,999,352       4.59%
LIABILITIES:
  Deposits                              80,118,608      76,239,034    3,879,574       5.09%

  Loan to Deposit Ratio                      70.18%          72.47%

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2006 AND 2005

--------------------------------------------------------------------------------

Significant changes in the composition of assets were increases in loans outstanding, securities available for sale and cash and due from banks. These were primarily funded from an increase in interest bearing deposits. The most significant increase in total assets was due to the inclusion of cash surrender value life insurance (BOLI), which was instituted in the first quarter of 2006.

ASSET  QUALITY

The composition of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

                                                 March 31,    December 31,
                                                   2006           2005
                                                -----------  --------------
  Loans on nonaccrual                           $  167,825   $     167,825
  Loans greater than 90 days past due              203,000         156,486
  Other real estate owned                                -               -
  Other repossessed collateral                           -               -
                                                -----------  --------------

      Total nonperforming assets                $  370,825   $     324,311
                                                ===========  ==============

  Total nonperforming assets as a percentage
  of total loans (gross) and other real estate        0.66%           0.59%
                                                      -----           -----

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans, which were considered nonperforming at March 31, 2006.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                    % of Loans
                                                    -----------
  Balance at December 31, 2005          $1,077,801        1.95%
                                                          =====
    Add: Provision for loan losses          45,000
                                        ----------
                                         1,122,801
    Less: Net (charge-offs) recoveries       8,687
                                        ----------
  Balance at March 31, 2006             $1,131,488        2.01%
                                        ----------        =====

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

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2006 AND 2005

--------------------------------------------------------------------------------

interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of Net Income:

                                   Three Months Ended
                                       March 31,
                                 -----------------------
                                    2006        2005       $Change   % Change
                                 ----------  -----------  ---------  ---------
  Interest Income                $1,313,631  $ 1,090,368  $223,263      20.48%
  Interest Expense                  447,027      318,995   128,032      40.14%
  Net Interest Income               866,604      771,373    95,231      12.35%
  Provision for Loan Losses          45,000       60,000   (15,000)    -25.00%
  Net Income                        241,351      177,062    64,289      36.31%
  Net Income Per Diluted Shares  $     0.33  $      0.24      0.09      36.31%

The increase in net interest income was primarily due to an improved net interest rate margin in the first quarter of 2006 versus the same period of 2005. In addition, the bank was able to lower its monthly provision for loan losses from $20,000 a month during the first quarter of 2005 to $15,000 a month during the first quarter 2006 due to favorable loan loss experience over the prior 12 months.

Composition  of  other  noninterest  income  is  as  follows:

                                                   Three Months Ended
                                                       March 31,
                                                  ----------------------
                                                    2006        2005       $Change   % Change
                                                  ---------  -----------  ---------  ---------
  Service charges on deposit accounts             $ 112,033  $   122,349  $(10,316)     -8.43%
  Other service charges, commissions and fees        30,134       29,022     1,112       3.83%
  Gain on sales / calls of investment securities          -            -         -          -
  Other income                                       25,514        8,861    16,653     187.94%
                                                  ---------  -----------  ---------
  Total noninterest income                        $ 167,681  $   160,232     7,449       4.65%
                                                  =========  ===========

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The increase in noninterest income is primarily attributable to income derived from interest on cash surrender value life insurance (BOLI). A BOLI program was instituted early in the first quarter of 2006 to allow the bank to take advantage of preferential tax treatment of the income derived from cash surrender value. The increase was partially offset by a decrease in insufficient funds activity during the first quarter of 2006 versus the same period of 2005.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2006 AND 2005

--------------------------------------------------------------------------------

Composition  of  other  noninterest  expense  is  as  follows:

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2006        2005     $Change   % Change
                                                  ----------  ----------  --------  ---------
  Salaries                                        $  240,712  $  235,513  $ 5,199       2.21%
  Employee benefits                                   83,875      73,773   10,102      13.69%
  Net occupancy expense                               45,324      49,388   (4,064)     -8.23%
  Equipment rental and depreciation of equipment      49,487      47,910    1,577       3.29%
  Other expenses                                     225,644     204,056   21,588      10.58%
                                                  ----------  ----------  --------
    Total noninterest expense                     $  645,042  $  610,640   34,402       5.63%
                                                  ==========  ==========

The change in noninterest expense is primarily due to a normal increase in salaries and benefits and higher employee health insurance premiums and other employee related cost. Other increases, considered less significant, included higher expenses of debit card operations due to increased activity and cost of data transmission due to a change to an outsource computer service that was not in effect in first quarter 2005.

Major  expenses  included  in  other  expenses  are  as  follows:

                               Three Months Ended
                                   March 31,
                              --------------------
                                2006       2005
                              ---------  ---------
Supplies                         14,636     17,872
Director and committtee fees     22,475     18,600
Professional fees                18,095     11,684
Data processing                  37,166     30,696

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The  Bank's  liquid  assets  as  a percentage of total deposits were as follows:

                                             March 31,   December 31,
                                                2006         2005
                                             ----------  -------------
  Liquid assets as a percentage of deposits      15.78%         16.13%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                            March 31,   December 31,
                                               2006         2005
                                            ----------  -------------
  Federal funds purchased lines  available  $3,000,000  $   3,000,000
  Federal funds purchased outstanding                -              -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the Federal Home Loan Bank at March 31, 2006. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2006 AND 2005

--------------------------------------------------------------------------------

CAPITAL

The  following  table  summarizes  the  capital  position  of  the  Company:

                                       March 31,     December 31,
                                          2006           2005        $Change   % Change
                                      ------------  --------------  ---------  ---------
  Total Capital                       $10,721,572   $  10,493,660   $227,912       2.17%
  Tier 1 Leverage Ratio                     10.34%          10.24%      0.10%      0.98%
  Risk Weighted Total Capital Ratio         16.03%          16.45%     -0.42%     -2.55%
  Tier 1 Risk Weighted Capital Ratio        14.78%          15.19%     -0.41%     -2.70%

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

                               CBC HOLDING COMPANY
                         ITEM 3. CONTROLS AND PROCEDURES
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

During the first quarter of 2006, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                               CBC HOLDING COMPANY
                           PART II. OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

     None

Item  3.  Defaults  Upon  Senior  Securities

     Not  Applicable

Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders

     There were no matters submitted to security holders for a vote during the three months ended March 31, 2006.

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


Date:  May  15,  2006