Form 10QSB
period 2006-06-30
CBC HOLDING CO
filed 2006-08-14
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended    June 30, 2006
                                         ----------------

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

     Yes  [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,904 shares outstanding at August 14, 2006
---------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]  No  [X]

                                      CBC HOLDING COMPANY

--------------------------------------------------------------------------------------------

                                             INDEX

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                           PAGE

The following consolidated financial statements are provided for CBC Holding Company

         Consolidated Balance Sheets - June 30, 2006 (unaudited) and
         December 31, 2005 (audited).                                                      2

         Consolidated Statements of Income (unaudited) - For the Three Months and Six
         Months Ended June 30, 2006 and 2005.                                              3

         Consolidated Statements of Cash Flows (unaudited) - For the Six Months
         Ended June 30, 2006 and 2005.                                                     4

         Notes to Consolidated Financial Statements (unaudited)                            5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                             6

ITEM 3.  Controls and Procedures                                                          12


PART II: OTHER INFORMATION                                                                13

                                     CBC HOLDING COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2006 AND DECEMBER 31, 2005

============================================================================================
                                                                 June 30,      December 31,
ASSETS                                                             2006            2005
                                                              --------------  --------------
Cash and due from banks                                       $   2,735,611   $   2,239,402
Federal funds sold                                                6,584,000      10,060,000
                                                              --------------  --------------
  Total cash and cash equivalents                                 9,319,611      12,299,402
                                                              --------------  --------------

Securities available for sale, at fair value                      9,025,006       9,244,055
Securities held to maturity, at cost                              8,554,361       6,900,175
Federal Home Loan Bank stock, restricted, at cost                   174,600         169,100

Loans, net of unearned income                                    57,173,165      55,253,791
Less - allowance for loan losses                                 (1,171,963)     (1,077,801)
                                                              --------------  --------------
  Loans, net                                                     56,001,202      54,175,990
                                                              --------------  --------------

Cash surrender value life insurance                               2,037,805               -
Bank premises and equipment, net                                  1,855,356       1,898,986
Intangible assets, net of amortization                            1,668,127       1,668,127
Accrued interest receivable                                         785,762         780,058
Other assets                                                         97,229          80,670
                                                              --------------  --------------
  TOTAL ASSETS                                                $  89,519,059   $  87,216,563
                                                              ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                        $  10,257,380   $   9,781,813
  Interest bearing                                               68,091,970      66,457,221
                                                              --------------  --------------
    Total deposits                                               78,349,350      76,239,034
Accrued interest payable                                            143,644         124,176
Accrued expenses and other liabilities                              162,684         359,693
                                                              --------------  --------------
  Total liabilities                                              78,655,678      76,722,903
                                                              --------------  --------------
Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2006 and 2005                 731,904         731,904
Paid-in capital surplus                                           6,816,170       6,816,170
  Retained earnings                                               3,412,035       3,007,747
  Accumulated other comprehensive income (loss)                     (96,727)        (62,161)
                                                              --------------  --------------
    Total shareholders' equity                                   10,863,382      10,493,660
                                                              --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  89,519,060   $  87,216,563
                                                              ==============  ==============

                                                CBC HOLDING COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                    (UNAUDITED)

===================================================================================================================
                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------  ---------------------------
                                                               2006           2005          2006           2005
                                                           -------------  ------------  -------------  ------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                               $   1,094,143  $    971,672  $   2,132,750  $  1,872,593
  Interest on securities:
    Taxable income                                               184,589       113,708        330,567       216,888
    Non-taxable income                                             9,754         9,819         19,524        20,007
  Income on federal funds sold                                    85,220        50,377        184,859       109,824
  Other interest income                                           18,932        17,246         38,569        33,878
                                                           -------------  ------------  -------------  ------------
    Total interest and dividend income                         1,392,638     1,162,822      2,706,269     2,253,190
                                                           -------------  ------------  -------------  ------------

INTEREST EXPENSE:
  Deposits                                                       499,863       345,282        946,890       664,277

  Net interest income before provision for loan losses           892,775       817,540      1,759,379     1,588,913
  Less - provision for loan losses                                45,000        60,000         90,000       120,000
                                                           -------------  ------------  -------------  ------------
      Net interest income after provision for loan losses        847,775       757,540      1,669,379     1,468,913
                                                           -------------  ------------  -------------  ------------

NONINTEREST INCOME:
  Service charges on deposit accounts                            113,621       109,318        225,654       231,667
  Other service charges, commissions and fees                     30,666        30,505         60,800        59,527
  Other income                                                    31,905         7,719         57,419        16,580
                                                           -------------  ------------  -------------  ------------
    Total noninterest income                                     176,192       147,542        343,873       307,774
                                                           -------------  ------------  -------------  ------------

NONINTEREST EXPENSE:
  Salaries                                                       243,218       236,230        483,930       471,743
  Employee benefits                                               87,832        74,432        171,707       148,205
  Net occupancy expense                                           50,211        48,336         95,535        97,724
  Equipment rental and depreciation of equipment                  46,197        47,918         95,684        95,828
  Other expenses                                                 266,887       220,657        492,531       424,713
                                                           -------------  ------------  -------------  ------------
    Total noninterest expense                                    694,345       627,573      1,339,387     1,238,213
                                                           -------------  ------------  -------------  ------------

INCOME BEFORE INCOME TAXES                                       329,622       277,509        673,865       538,474
  Provision for income taxes                                      93,496        90,296        196,388       174,199
                                                           -------------  ------------  -------------  ------------
NET INCOME                                                 $     236,126  $    187,213  $     477,477  $    364,275
                                                           =============  ============  =============  ============

EARNINGS PER SHARE:
  Basic                                                    $        0.32  $       0.26  $        0.65  $       0.50
                                                           =============  ============  =============  ============
  Diluted                                                  $        0.32  $       0.26  $        0.65  $       0.50
                                                           =============  ============  =============  ============

                                      CBC HOLDING COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                          (UNAUDITED)

==============================================================================================
                                                                    Six Months Ended June 30,
                                                                   ---------------------------
                                                                       2006           2005
                                                                   -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    477,477   $   364,275
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                            90,000       120,000
    Depreciation                                                         94,515        93,870
    Net amortization (accretion) on securities                            9,470       (24,208)
    Change in cash surrender value of life insurance                 (2,037,805)            -
    Changes in accrued income and other assets                          (22,263)     (132,962)
    Changes in accrued expenses and other liabilities                  (159,734)       88,554
                                                                   -------------  ------------
      Net cash provided by operating activities                      (1,548,340)      509,529
                                                                   -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                   (1,915,212)   (3,136,735)
  Purchase of available for sale securities                            (992,969)            -
  Proceeds from maturities/calls of available for sale securities       169,237     1,573,574
  Purchase of mortgage backed securities                                      -             -
  Proceeds from maturities/calls of mortgage backed securities                -             -
  Purchase of other debt securities                                           -             -
  Purchase of held to maturity securities                           (36,973,232)   (4,724,320)
  Proceeds from maturities/calls of held to maturity securities      36,299,984     1,200,251
  Purchases of Federal Home Loan Bank stock                              (5,500)       (1,500)
  Property and equipment expenditures                                   (50,885)     (113,892)
                                                                   -------------  ------------
      Net cash used in investing activities                          (3,468,577)   (5,202,622)
                                                                   -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                              2,110,316      (219,789)
  Cash dividends paid                                                   (73,190)      (73,191)
                                                                   -------------  ------------
      Net cash used in financing activities                           2,037,126      (292,980)
                                                                   -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,979,791)   (4,986,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         12,299,402    13,763,791
                                                                   -------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  9,319,611   $ 8,777,718
                                                                   =============  ============

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the SEC.

(2)  NEW AND PENDING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER COMPREHENSIVE INCOME

     During the six months ended June 30, 2006, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2005 follows:

    Accumulated other comprehensive income (loss) at December 31, 2005  $(62,161)
    Other comprehensive income, net of tax:
      Gross change in unrealized loss on securities availible for sale   (46,318)
      Deferred tax effect                                                 11,752
                                                                        ---------
        Net change                                                       (34,566)
      Less: Reclassification adjustment for gains realized
          in net income                                                        -
                                                                        ---------
    Accumulated other comprehensive income (loss) at June 30, 2006      $(96,727)
                                                                        ---------

(4)  CASH SURRENDER VALUE OF LIFE INSURANCE

     During the first quarter of 2006, the Bank purchased life insurance policies on the Bank's executive officers. The cash value of these policies at June 30, 2006 was $2,037,805. Income earned on the cash surrender value of these policies was $39,025 as of June 30, 2006.

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2006 AND 2005

    -------------------------------------------------------------------------

The following discussion of financial condition as of June 30, 2006 compared to December 31, 2005, and the results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2006 AND 2005

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

FINANCIAL CONDITION
The composition of assets and liabilities for the Company is as follows:

                                          June 30,      December 31,
                                            2006            2005          $Change        % Change
                                       --------------  --------------  --------------  -------------
ASSETS:
  Cash and due from banks              $   2,735,611   $   2,239,402   $     496,209          22.16%
  Federal funds sold                       6,584,000      10,060,000      (3,476,000)        -34.55%
  Securities available for sale            9,025,006       9,244,055        (219,049)         -2.37%
  Securities held to maturity              8,554,361       6,900,175       1,654,186          23.97%
  Loans                                   57,173,165      55,253,791       1,919,374           3.47%
  Cash surrender value life insurance      2,037,805               -       2,037,805         100.00%
  Total assets                            89,519,059      87,216,563       2,302,496           2.64%
LIABILITIES:
  Deposits                                78,349,350      76,239,034       2,110,316           2.77%

  Loan to Deposit Ratio                        72.97%          72.47%

Significant changes in the composition of assets was a decrease in Federal funds sold, which was used to fund increases in loans and securities held to maturity. Another significant increase in total assets was due to the

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2006 AND 2005

    -------------------------------------------------------------------------

inclusion of cash surrender value life insurance of a BOLI plan covering the officers of the Bank, which was instituted in the first quarter of 2006.

ASSET  QUALITY

The composition of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

                                                 June 30,    December 31,
                                                   2006          2005
                                                ----------  --------------
  Loans on nonaccrual                           $ 168,000   $     167,825
  Loans greater than 90 days past due              65,000         156,486
  Other real estate owned                               -               -
  Other repossessed collateral                          -               -
                                                ----------  --------------

      Total nonperforming assets                $ 233,000   $     324,311
                                                ==========  ==============

  Total nonperforming assets as a percentage
  of total loans (gross) and other real estate       0.41%           0.59%
                                                ----------  --------------

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans, which were considered nonperforming at June 30, 2006.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                            % of Loans
                                                            -----------
  Balance at December 31, 2005                  $1,077,801        1.95%
                                                            ===========
    Add: Provision for loan losses                  90,000
                                                ----------
                                                 1,167,801
    Less: Net (charge-offs) recoveries               4,162
                                                ----------
  Balance at June 30, 2006                      $1,171,963        2.05%
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

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2006 AND 2005

    -------------------------------------------------------------------------

ability to generate interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of Net Income:

                                     Six Months Ended
                                         June 30,
                                   ----------------------
                                      2006        2005      $Change   % Change
                                   ----------  ----------  ---------  ---------
    Interest Income                $2,706,269  $2,253,190  $453,079      20.11%
    Interest Expense                  946,890     664,277   282,613      42.54%
    Net Interest Income             1,759,379   1,588,913   170,466      10.73%
    Provision for Loan Losses          90,000     120,000   (30,000)    -25.00%
    Net Income                        477,477     364,275   113,202      31.08%
    Net Income Per Diluted Shares  $     0.65  $     0.50      0.15      31.08%

The increase in net interest income was primarily due to a continued improvement in net interest rate margin in the second quarter of 2006 versus the same period of 2005. In addition, the bank was able to continue its monthly provision for loan losses at $15,000 a month for the first half of 2006 versus a provision of $20,000 a month for the first half of 2005 due to favorable loan loss experience over the prior 12 months.

Composition of other noninterest income is as follows:

                                              Six Months Ended
                                                  June 30,
                                             ------------------
                                               2006      2005     $Change   % Change
                                             --------  --------  ---------  ---------
                                             Six Mon   Six Mon   Six Mon    Six Mon
Service charges on deposit accounts          $225,654  $231,667  $ (6,013)     -2.60%
Other service charges, commissions and fees    60,800    59,527     1,273       2.14%
Other income                                   57,419    16,580    40,839     246.31%
                                             --------  --------  ---------  ---------
Total noninterest income                      343,873   307,774    36,099      11.73%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. The increase in noninterest income is primarily attributable to income derived from interest on cash surrender value life insurance of a BOLI plan covering the officers of the Bank. A BOLI program was instituted early in the first quarter of 2006 to allow the bank to take advantage of preferential tax treatment of the income derived from cash surrender value.

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2006 AND 2005

    -------------------------------------------------------------------------

Composition of other noninterest expense is as follows:

                                                   Six Months Ended
                                                       June 30,
                                                ----------------------
                                                   2006        2005      $Change   % Change
                                                ----------  ----------  ---------  ---------
Salaries                                        $  483,930  $  471,743  $ 12,187       2.58%
Employee benefits                                  171,707     148,205    23,502      15.86%
Net occupancy expense                               95,535      97,724    (2,189)     -2.24%
Equipment rental and depreciation of equipment      95,684      95,828      (144)     -0.15%
Other expenses                                     492,531     424,713    67,818      15.97%
                                                ----------  ----------  ---------  ---------
Total noninterest expense                        1,339,387   1,238,213   101,174       8.17%

The change in noninterest expense is primarily due to a normal increase in salaries and benefits and higher employee health insurance premiums and other employee related costs. Other increases, considered less significant, included higher expenses of debit card operations due to increased activity, cost of data transmission due to a change to an outsource computer service that was not in effect in first quarter 2005, an increase in promotional and advertising expenses relating to the Bank celebrating its 10th anniversary, and higher accruals associated with business occupational taxes.

Major expenses included in other expenses are as follows:

                                                Six Months Ended
                                                     June 30,
                                           ----------------------------
                                               2006           2005
                                           -------------  -------------
Supplies                                          34,410         34,366
Director and committtee fees                      46,200         37,200
Data processing                                   76,989         58,392

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The Bank's liquid assets as a percentage of total deposits were as follows:

                                             June 30,     December 31,
                                               2006           2005
                                           -------------  -------------
Liquid assets as a percentage of deposits         11.89%         16.13%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                            June 30,     December 31,
                                              2006           2005
                                          -------------  -------------
Federal funds purchased lines  available  $   3,000,000  $   3,000,000
Federal funds purchased outstanding                   -              -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the Federal Home Loan Bank at June 30, 2006. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE SIX MONTHS IN THE PERIOD ENDED
                             JUNE 30, 2006 AND 2005

    -------------------------------------------------------------------------

CAPITAL

The following table summarizes the capital position of the Company:

                                           June 30,      December 31,
                                             2006            2005          $Change        % Change
                                        --------------  --------------  --------------  -------------
    Total Capital                       $  10,863,382   $  10,493,660   $     369,722           3.52%
    Tier 1 Leverage Ratio                       10.31%          10.24%           0.07%          0.68%
    Risk Weighted Total Capital Ratio           15.99%          16.45%          -0.46%         -2.80%
    Tier 1 Risk Weighted Capital Ratio          15.09%          15.19%          -0.10%         -0.66%

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

                               CBC HOLDING COMPANY
                         ITEM 3. CONTROLS AND PROCEDURES
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

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

During the second quarter of 2006, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                               CBC HOLDING COMPANY
                           PART II. OTHER INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

    -------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------

Item 1.  Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3.  Defaults Upon Senior Securities
     Not  Applicable
Item 4.  Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the six months ended June 30, 2006.
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


Date: August 14, 2006