Form 10QSB
period 2006-09-30
CBC HOLDING CO
filed 2006-11-16
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934

          For the quarterly period ended  September 30, 2006
                                         -------------------

     [ ] Transition report under Section 13 or 15 (d) of the Exchange Act
         For the transition period from ___________ to __________


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

     Yes  [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value,
                                                  --------------------------
731,904 shares outstanding at November 14, 2006
-----------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]    No  [X]

                                      CBC HOLDING COMPANY

----------------------------------------------------------------------------------------------

                                             INDEX


PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS                                                            PAGE

The following consolidated financial statements are provided for CBC Holding Company

          Consolidated Balance Sheets - September 30, 2006 (unaudited) and
          December 31, 2005 (audited).                                                      2

          Consolidated Statements of Income (unaudited) - For the Three Months and Nine
          Months Ended September 30, 2006 and 2005.                                         3

          Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
          Ended September 30, 2006 and 2005.                                                4

          Notes to Consolidated Financial Statements (unaudited)                            5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             6

ITEM 3.   Controls and Procedures                                                           12


PART II:  OTHER INFORMATION                                                                 13

                                    CBC HOLDING COMPANY
                                CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

=============================================================================================
                                                                (UNAUDITED)      (AUDITED)
                                                               September 30,    December 31,
ASSETS                                                             2006             2005
                                                              ---------------  --------------
Cash and due from banks                                       $    2,526,528   $   2,239,402
Federal funds sold                                                 5,824,000      10,060,000
                                                              ---------------  --------------
  Total cash and cash equivalents                                  8,350,528      12,299,402
                                                              ---------------  --------------

Securities available for sale, at fair value                      11,275,600       9,244,055
Securities held to maturity, at cost                               8,405,746       6,900,175
Federal Home Loan Bank stock, restricted, at cost                    174,600         169,100

Loans, net of unearned income                                     56,163,111      55,253,791
Less - allowance for loan losses                                  (1,214,567)     (1,077,801)
                                                              ---------------  --------------
  Loans, net                                                      54,948,544      54,175,990
                                                              ---------------  --------------

Cash surrender value life insurance                                2,060,488               -
Bank premises and equipment, net                                   1,842,813       1,898,986
Intangible assets, net of amortization                             1,668,127       1,668,127
Accrued interest receivable                                          904,344         780,058
Other assets                                                         119,904          80,670
                                                              ---------------  --------------
  TOTAL ASSETS                                                $   89,750,694   $  87,216,563
                                                              ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                        $   10,731,640   $   9,781,813
  Interest bearing                                                67,509,891      66,457,221
                                                              ---------------  --------------
    Total deposits                                                78,241,531      76,239,034

Accrued interest payable                                             129,397         124,176
Accrued expenses and other liabilities                               209,010         359,693
                                                              ---------------  --------------
    Total liabilities                                             78,579,938      76,722,903
                                                              ---------------  --------------
Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2006 and 2005                  731,904         731,904
  Paid-in capital surplus                                          6,816,170       6,816,170
  Retained earnings                                                3,662,564       3,007,747
  Accumulated other comprehensive income (loss)                      (39,882)        (62,161)
                                                              ---------------  --------------
    Total shareholders' equity                                    11,170,756      10,493,660
                                                              ---------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   89,750,694   $  87,216,563
                                                              ===============  ==============

                                                 CBC HOLDING COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                      (UNAUDITED)

=====================================================================================================================
                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                           ----------------------------  ----------------------------
                                                               2006           2005           2006           2005
                                                           -------------  -------------  -------------  -------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                               $   1,154,925  $   1,042,736  $   3,287,675  $   2,915,329
  Interest on securities:
    Taxable income                                               174,902        103,204        505,469        320,092
    Non-taxable income                                             9,849          9,802         29,373         29,809
  Income on federal funds sold                                    62,647         76,583        247,506        186,407
  Other interest and dividend income                              21,162         17,285         59,731         51,163
                                                           -------------  -------------  -------------  -------------
    Total interest and dividend income                         1,423,485      1,249,610      4,129,754      3,502,800
                                                           -------------  -------------  -------------  -------------
INTEREST EXPENSE:
  Deposits                                                       530,576        377,557      1,477,466      1,041,834
                                                           -------------  -------------  -------------  -------------

  Net interest income before provision for loan losses           892,909        872,053      2,652,288      2,460,966
  Less - provision for loan losses                                45,000         60,000        135,000        180,000
                                                           -------------  -------------  -------------  -------------
      Net interest income after provision for loan losses        847,909        812,053      2,517,288      2,280,966
                                                           -------------  -------------  -------------  -------------
NONINTEREST INCOME:
  Service charges on deposit accounts                            114,301        126,557        339,955        358,224
  Other service charges, commissions and fees                     23,676         36,461         84,476         95,988
  Gain on sale of assets                                               -          8,553              -          8,553
  Other income                                                    33,870          7,286         91,289         23,866
                                                           -------------  -------------  -------------  -------------
    Total noninterest income                                     171,847        178,857        515,720        486,631
                                                           -------------  -------------  -------------  -------------
NONINTEREST EXPENSE:
  Salaries                                                       254,089        229,229        738,019        700,972
  Employee benefits                                               81,154         73,864        252,861        222,069
  Net occupancy expense                                           58,366         49,331        153,901        147,055
  Equipment rental and depreciation of equipment                  40,242         49,614        135,926        145,442
  Other expenses                                                 234,350        213,505        726,881        638,218
                                                           -------------  -------------  -------------  -------------
    Total noninterest expense                                    668,201        615,543      2,007,588      1,853,756
                                                           -------------  -------------  -------------  -------------
INCOME BEFORE INCOME TAXES                                       351,555        375,367      1,025,420        913,841
  Provision for income taxes                                     101,026        123,578        297,414        297,777
                                                           -------------  -------------  -------------  -------------
NET INCOME                                                 $     250,529  $     251,789  $     728,006  $     616,064
                                                           =============  =============  =============  =============
EARNINGS PER SHARE:
  Basic                                                    $        0.34  $        0.34  $        0.99  $        0.84
                                                           =============  =============  =============  =============
  Diluted                                                  $        0.34  $        0.34  $        0.99  $        0.84
                                                           =============  =============  =============  =============

                                                 CBC HOLDING COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                     (UNAUDITED)

====================================================================================================================
                                                                                   Nine Months Ended September 30,
                                                                                ------------------------------------
                                                                                      2006               2005
                                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $        728,006   $        616,064
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          135,000            180,000
      Depreciation                                                                       134,160            142,570
      Net amortization (accretion) on securities                                         (31,714)            22,732
      Gain on sale of assets                                                                   -             (8,553)
      Change in cash surrender value of life insurance                                (2,060,488)                 -
      Changes in accrued income and other assets                                        (163,519)          (225,453)
      Changes in accrued expenses and other liabilities                                 (156,939)           174,470
                                                                                -----------------  -----------------
        Net cash provided by (used in) operating activities                           (1,415,494)           901,830
                                                                                -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                                      (907,554)        (3,834,317)
  Purchase of available for sale securities                                           (1,705,954)        (1,000,000)
  Proceeds from maturities/calls and paydowns of available for sale securities        (1,242,176)         1,752,137
  Purchase of held to maturity securities                                            (36,973,232)        (5,724,320)
  Proceeds from maturities/calls and paydowns of held to maturity securities          36,449,716          3,378,815
  Purchases of Federal Home Loan Bank stock                                               (5,500)            (1,500)
  Property and equipment expenditures                                                    (77,987)          (141,473)
  Proceeds from sales of property and other real estate                                        -             90,000
                                                                                -----------------  -----------------
        Net cash used in investing activities                                         (4,462,687)        (5,480,658)
                                                                                -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                               2,002,497          2,956,032
  Cash dividends paid                                                                    (73,190)           (73,191)
                                                                                -----------------  -----------------
        Net cash provided by financing activities                                      1,929,307          2,882,841
                                                                                -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,948,874)        (1,695,987)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          12,299,402         13,763,791
                                                                                -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      8,350,528   $     12,067,804
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the SEC.

(2)  NEW AND  PENDING  PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER COMPREHENSIVE  INCOME

     During the nine months ended September 30, 2006, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2005 follows:

          Accumulated other comprehensive income (loss) at December 31, 2005    $(62,161)
          Other comprehensive income, net of tax:
              Gross change in unrealized gain on securities available for sale    29,854
              Deferred tax effect                                                 (7,575)
                                                                                ---------
                Net change                                                        22,279
              Less: Reclassification adjustment for gains realized
                  in net income                                                        -
                                                                                ---------
          Accumulated other comprehensive income (loss) at September 30, 2006   $(39,882)
                                                                                ---------

(4)  CASH SURRENDER  VALUE  OF  LIFE  INSURANCE

     During the first quarter of 2006, the Bank purchased life insurance policies on the Bank's executive officers. The cash value of these policies at September 30, 2006 was $2,060,488. Income earned on the cash surrender value of these policies was $62,440 as of September 30, 2006.

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2006 AND 2005

--------------------------------------------------------------------------------

The following discussion of financial condition as of September 30, 2006 compared to December 31, 2005, and the results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2006 AND 2005

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

Management's periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with U.S. generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

FINANCIAL CONDITION

The composition of assets and liabilities for the Company is as follows:

                                        September 30,    December 31,
                                            2006             2005         $Change     % Change
                                       ---------------  --------------  ------------  ---------
ASSETS:
  Cash and due from banks              $    2,526,528   $   2,239,402   $   287,126      12.82%
  Federal funds sold                        5,824,000      10,060,000    (4,236,000)    -42.11%
  Securities available for sale            11,275,600       9,244,055     2,031,545      21.98%
  Securities held to maturity               8,405,746       6,900,175     1,505,571      21.82%
  Loans                                    56,163,111      55,253,791       909,320       1.65%
  Cash surrender value life insurance       2,060,488               -     2,060,488     100.00%
  Total assets                             89,750,694      87,216,563     2,534,131       2.91%
LIABILITIES:
  Deposits                                 78,241,531      76,239,034     2,002,497       2.63%

  Loan to Deposit Ratio                         71.78%          72.47%

Significant changes in the composition of assets was a decrease in Federal funds sold, which was used to fund increases in loans and securities held to maturity. Another significant increase in total assets was due to the

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2006 AND 2005

--------------------------------------------------------------------------------

inclusion of cash surrender value life insurance of a BOLI plan covering the officers of the Bank, which was instituted in the first quarter of 2006.

ASSET  QUALITY
The composition of nonperforming assets, which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due, is shown below.

                                                    September 30,    December 31,
                                                        2006             2005
                                                   ---------------  --------------
     Loans on nonaccrual                           $      168,000   $     167,825
     Loans greater than 90 days past due                   39,000         156,486
     Other real estate owned                                    -               -
     Other repossessed collateral                               -               -
                                                   ---------------  --------------

         Total nonperforming assets                $      207,000   $     324,311
                                                   ===============  ==============

     Total nonperforming assets as a percentage
     of total loans (gross) and other real estate            0.37%           0.59%
                                                   ---------------  --------------

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans which were considered nonperforming at September 30, 2006.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                       % of Loans
                                                       -----------
     Balance at December 31, 2005          $1,077,801        1.95%
                                                       ===========
       Add: Provision for loan losses         135,000
                                           ----------
                                            1,212,801
       Less: Net (charge-offs) recoveries       1,766
                                           ----------
     Balance at September 30, 2006         $1,214,567        2.16%
                                           ----------  ===========

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2006 AND 2005

--------------------------------------------------------------------------------

ability to generate interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of Net Income:

                                        Nine Months Ended
                                          September 30,
                                    ------------------------
                                       2006         2005        $Change      % Change
                                    -----------  -----------  ------------  -----------
     Interest Income                $ 4,129,754  $ 3,502,800  $   626,954        17.90%
     Interest Expense                 1,477,466    1,041,834      435,632        41.81%
     Net Interest Income              2,652,288    2,460,966      191,322         7.77%
     Provision for Loan Losses          135,000      180,000      (45,000)      -25.00%
     Net Income                         728,006      616,064      111,942        18.17%
     Net Income Per Diluted Shares  $      0.99  $      0.84         0.15        18.17%

The increase in net interest income was primarily due to an improved net interest rate margin through the third quarter of 2006 versus the same period of 2005. In addition, the bank was able to continue its monthly provision for loan losses at $15,000 a month for the period ended September 30, 2006 versus a provision of $20,000 a month for the period ended September 30, 2005 due to favorable loan loss experience over the prior 12 months.

Composition of other noninterest income is as follows:

                                                      Nine Months Ended
                                                        September 30,
                                                  ------------------------
                                                     2006         2005        $Change      % Change
                                                  -----------  -----------  ------------  -----------
     Service charges on deposit accounts          $   339,955  $   358,224  $   (18,269)       -5.10%
     Other service charges, commissions and fees       84,476       95,988      (11,512)      -11.99%
     Gain on sale of assets                                 -        8,553       (8,553)      100.00%
     Other income                                      91,289       23,866       67,423       282.51%
                                                  -----------  -----------  ------------  -----------
     Total noninterest income                         515,720      486,631       29,089         5.98%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. The increase in noninterest income is primarily attributable to income derived from interest on cash surrender value life insurance of a BOLI plan covering the officers of the Bank. A BOLI program was instituted early in the first quarter of 2006 to allow the bank to take advantage of preferential tax treatment of the income derived from cash surrender value. Less significant, was an improvement in earnings from commissions on credit life and health insurance products. These improvements were partially offset by decreases in service charge income from deposit accounts due to lower NSF activity.

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2006 AND 2005

--------------------------------------------------------------------------------

Composition of other noninterest expense is as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        2006         2005        $Change      % Change
                                                     -----------  -----------  ------------  -----------
     Salaries                                        $   738,019  $   700,972  $    37,047         5.29%
     Employee benefits                                   252,861      222,069       30,792        13.87%
     Net occupancy expense                               153,901      147,055        6,846         4.66%
     Equipment rental and depreciation of equipment      135,926      145,442       (9,516)       -6.54%
     Other expenses                                      726,881      638,218       88,663        13.89%
                                                     -----------  -----------  ------------  -----------
       Total noninterest expense                       2,007,588    1,853,756      153,832         8.30%

The change in noninterest expense is primarily due to a normal increase in salaries and benefits and higher employee health insurance premiums and other employee related costs. Other increases, considered less significant, included higher expenses of debit card operations due to increased activity, cost of data transmission due to a change to an outsource computer service that was not in effect in first quarter 2005, an increase in promotional and advertising expenses relating to the Bank celebrating its 10th anniversary, higher accruals associated with business occupational taxes, and the institution of an internet banking program that has gained rapid acceptance from our customers.

Major expenses included in other expenses are as follows:

                                Nine Months Ended
                                  September 30,
                              ----------------------
                                 2006        2005
                              ----------  ----------
Supplies                        53,913      49,615
Director and committtee fees    68,475      55,800
Data processing                116,652      97,532
Professional Fees               89,994      67,537

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The Bank's liquid assets as a percentage of total deposits were as follows:

                                             September 30,   December 31,
                                                 2006           2005
                                            --------------  -------------
Liquid assets as a percentage of deposits           10.67%         16.13%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                            September 30,   December 31,
                                                2006           2005
                                           --------------  -------------
Federal funds purchased lines available    $    3,000,000  $   3,000,000
Federal funds purchased outstanding                     -              -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the Federal Home Loan Bank at September 30, 2006. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

                               CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                 FOR EACH OF THE NINE MONTHS IN THE PERIOD ENDED
                           SEPTEMBER 30, 2006 AND 2005

--------------------------------------------------------------------------------

CAPITAL

The following table summarizes the capital position of the Company:

                                          September 30,    December 31,
                                              2006             2005        $Change   % Change
                                         ---------------  --------------  ---------  ---------
     Total Capital                       $   11,170,756   $  10,493,660   $677,096       6.45%
     Tier 1 Leverage Ratio                        11.05%          10.24%      0.81%      7.91%
     Risk Weighted Total Capital Ratio            16.54%          16.45%      0.09%      0.55%
     Tier 1 Risk Weighted Capital Ratio           15.79%          15.19%      0.60%      3.95%

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

                               CBC HOLDING COMPANY
                         ITEM 3. CONTROLS AND PROCEDURES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

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

During the third quarter of 2006, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                               CBC HOLDING COMPANY
                           PART II. OTHER INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------

Item 1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which its property is the subject.
Item 2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds
     None
Item 3.  Defaults  Upon  Senior  Securities
     Not  Applicable
Item 4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security-holders for a vote during the three months ended September 30, 2006.
Item 5.  Other  Information
     None
Item 6.  Exhibits

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

CBC Holding Company

/s/  George M. Ray
------------------
George M. Ray
President / Chief Executive Officer
and Acting Chief Financial Officer


Date:  November 14, 2006