Form 10KSB
period 2006-12-31
CBC HOLDING CO
filed 2007-03-27
CIK 1038359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For fiscal year ended DECEMBER 31, 2006
                              -----------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _____________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:   $6,331,680
                                                                   ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES (SHAREHOLDERS EACH HOLDING LESS THAN 5% OF AN OUTSTANDING CLASS OF STOCK, EXCLUDING DIRECTORS AND EXECUTIVE OFFICERS) OF THE COMPANY ON MARCH 26, 2007 WAS $8,047,921. THIS CALCULATION IS BASED UPON AN ESTIMATE OF THE FAIR MARKET VALUE OF THE COMMON STOCK OF $16.72 PER SHARE, WHICH WAS THE PRICE OF THE LAST TRADE OF WHICH MANAGEMENT IS AWARE PRIOR TO THIS DATE. THERE IS NOT AN ACTIVE TRADING MARKET FOR THE COMMON STOCK AND IT IS NOT POSSIBLE TO IDENTIFY PRECISELY THE MARKET VALUE OF THE COMMON STOCK.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 731,904 SHARES AS OF MARCH 26, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005, which is filed with this Form 10-KSB as Exhibit 13.1, are incorporated by reference into Part II.

Transitional Small Business Disclosure format (check one):     Yes [ ]   No [X]

                                       TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

    ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
    ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 19
    ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . 20

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

    ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
              BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. . . . . . . . . . . . . . . . 21
    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
    ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
    ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
    ITEM 8B.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

    ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
              GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT . . . . . . . . 23
    ITEM 10.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    ITEM 11.  RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . 25
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE . . 26
    ITEM 13.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES  . . . . . . . . . . . . . . . . . . . 27

SIGNATURES

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

Market  Area  and  Competition
------------------------------

     The Bank's primary market area is defined as Ben Hill County. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC as of June 30, 2006, Fitzgerald was serviced by five (5) financial institutions with a total of nine
(9) offices. As of June 30, 2006, total deposits within Fitzgerald for these institutions were approximately $277.2 million of which approximately $78.4 million were held by the Bank. These financial institutions offer all of the services that the Bank offers. Management believes that the Bank's local ownership and management as well as its focus on personalized service help it to compete with these institutions and to attract deposits and loans in our market area.

Lending Activities
------------------

     The Bank continues to focus on serving the short- and intermediate-term credit needs of individuals and businesses in its primary market area. Competitive factors have warranted or may warrant the extension of loan terms not otherwise offered; however, any such extension of terms is properly reviewed by appropriate bank personnel to ensure that credit quality is not materially impacted. The Bank continues to aggressively manage credit quality through conservative underwriting practices. Fixed-rate loans are generally made with a three- to five-year maturity in order to minimize interest rate risk. When it has been deemed appropriate by management to maintain our goal of relationship banking, we have occasionally extended fixed-rate loans for longer terms than five years. From time to time, as necessary to maximize returns, we participate in selected commercial credits outside our lending area.

     Real Estate Loans. The Bank extends both commercial and residential real estate loans for construction, permanent, and construction-permanent financing, as well as offers home equity lines of credit, second mortgages and agriculture-related real estate loans. The Bank also originates long-term, fixed-rate mortgages that are funded through a mortgage broker. As of December 31, 2006, the Bank's real estate loans constituted approximately 65% of the Bank's total loan portfolio, with over 73% of these loans having interest rate terms that are fixed rather than variable. Additionally, the Bank's real estate loans are typically extended on a three- or five-year balloon basis.
Competitive factors have warranted the extension of some real estate loans with a loan-to-value in excess of 90%. These loans, however, are otherwise conservatively underwritten and are monitored quarterly.

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

     The Bank generally underwrites equity lines of credit under the same criteria as other residential real estate loans. As of December 31, 2006, all of the Bank's equity lines of credit were variable rate loans, which are generally tied to the prime rate, as published in the Money Rates section of The Wall Street Journal.

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

     Consumer Loans. The Bank makes consumer loans consisting primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvement, education loans and investments. As of December 31, 2006, consumer loans held by the Bank constituted approximately 12.5% of all loans held. Additionally, approximately 99% of these consumer loans are fixed-rate loans generally with maturities ranging from one to five years. Home equity lines of credit comprise approximately 4.9% of the Bank's total loans as of December 31, 2006. With the exception of its home equity lines of credit, the Bank expects that most of its consumer loans will remain fixed-rate loans with maturities ranging from three to five years. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems. Competition continues to increase in this area. The competitive pressure has mainly come from outside the Bank's market and is primarily mail solicitations for secured and unsecured lines of credit and dealer financing for major purchases.

     Commercial Loans. The Bank's commercial lending activities are directed principally toward small businesses whose demand for funds fall within the legal lending limits of the Bank. This category of loans includes loans to individual, partnership, or corporate borrowers for a variety of business purposes. As of December 31, 2006, commercial loans (not including commercial real estate) equaled approximately 16.9% of total loans held. Of the Bank's commercial loans, 83% are adjustable-rate loans or mature within one year; 60% are fixed-rate loans with maturities of 60 months or less; and none are fixed-rate loans with maturities of over 60 months. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

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

Investments
-----------

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities including agencies. The Bank also invests in obligations of states and municipalities. At December 31, 2006, investment securities comprised approximately 21.7% of the Bank's total assets, with net loans comprising approximately 55.9% of the Bank's total assets. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

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

Employees
---------

     At December 31, 2006 the Bank had 30 full-time equivalent employees. The Company does not have any employees that are not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

     Under the BHC Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of the bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

          -    the bank holding company has registered securities under
               Section 12 of the Securities Exchange Act of 1934; or

          - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     The regulations provide a procedure for challenging rebuttable presumptions of control.

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

     In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the BHC Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

     On December 18, 2006, the Securities and Exchange Commission ("SEC") and the Federal Reserve issued joint proposed rules, which would implement the "broker" exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank's customers as part of its trust and fiduciary, custodial and deposit "sweep" functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTION. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank
--------

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank's deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of its primary bank regulator. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2006, the Bank qualified for the well-capitalized category.

     An institution that is assigned to any of the "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" categories is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the "DIF"). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution's CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

     Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

     In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     ALLOWANCE FOR LOAN AND LEASE LOSSES. The Allowance for Loan and Lease Losses (the "ALLL") represents one of the most significant estimates in the Bank's financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank's stated policies and procedures, management's best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank's estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.

     COMMERCIAL REAL ESTATE LENDING. The Bank's lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate ("CRE") lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

          - total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

          - total commercial real estate loans represent 300% or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

     - Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, as amended by the Servicemembers' Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

     - Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

     - rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

     The Bank's deposit operations are subject to federal laws applicable to depository accounts, such as the:

     - Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

     - Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

     -    Electronic Funds Transfer Act and Regulation E issued by the
          Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

     - rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy
----------------

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $500 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components; Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our ratio of total capital to risk-weighted assets was 18.07% and our ratio of Tier 1 Capital to risk-weighted assets was 16.81%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 10.91%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action" above.

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

     The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank's net income for the prior year. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2006, the Bank could pay cash dividends without prior regulatory approval.

     If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice it considers unsafe or unsound. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Anti-Terrorism and Money Laundering Legislation
-----------------------------------------------

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform
--------------------------------

     On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the "FDIRA"). Among other things, FDIRA changes the federal deposit insurance system by:

          - raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

          -    authorizing the FDIC and the National Credit Union
               Administration to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

          - prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

          - merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

          - providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

     FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Financial Services Regulatory Relief Act
----------------------------------------

     President Bush signed the Financial Services Regulatory Relief Act of 2006 ("Regulatory Relief Act") into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

     The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA's are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Effect of Governmental Monetary Policies
----------------------------------------

     The Bank's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

SELECTED STATISTICAL INFORMATION


I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                                2006                                  2005
                                               -------------------------------------  -------------------------------------
                                                             Interest        Tax                    Interest        Tax
                                                 Average      Income/    Equivalent     Average      Income/    Equivalent
                                                 Balance      Expense       Yield       Balance      Expense       Yield
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                                          (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold   $    7,191   $       354        4.92%  $    9,066   $       292        3.22%
Investment Securities:
  Taxable investment securities                    17,825           777        4.36%      14,660           516        3.52%
  Tax-exempt investment securities                    988            41        4.15%         936            40        4.27%
Loans (including loan fees)                        56,198         4,435        7.89%      55,046         3,970        7.21%
                                               -----------  -----------  -----------  -----------  -----------  -----------
    Total interest earning assets                  82,202         5,607        6.82%      79,708         4,818        6.04%
                                                            -----------  -----------               -----------  -----------

Allowance for loan losses                          (1,172)                                  (985)
Cash & due from banks                               2,632                                  2,478
Premises and equipment                              1,766                                  1,907
Other assets                                        4,442                                  2,403
                                               -----------                            -----------
  Total assets                                 $   89,870                             $   85,511
                                               ===========                            ===========

Interest bearing liabilities:
  Deposits:
    Demand deposits                                16,589           195        1.18%      15,412           141        0.91%
    Savings and Money Market                       14,355           301        2.10%      15,186           248        2.15%
    Time deposits                                  37,191         1,562        4.20%      34,209         1,062        3.84%
  Other borrowings                                      -             -           -            -             -           -
                                               -----------  -----------  -----------  -----------  -----------  -----------
  Total interest bearing liabilities               68,135         2,058        3.02%      64,807         1,451        2.24%
                                                            -----------  -----------               -----------  -----------

Non-interest bearing deposits                      10,455                                 10,274
Other liabilities                                     393                                    402
Stockholders' equity                               10,887                                 10,028
                                               -----------                            -----------
  Total liabilities and stockholders' equity   $   89,870                             $   85,511
                                               ===========                            ===========

Net interest income                                         $     3,549                            $     3,367
Net interest spread                                                            3.80%                                  3.81%
                                                                         ===========                            ===========
Net interest yield on average earning assets   $   82,202   $     3,549        4.32%  $   79,708   $     3,367        4.22%
                                               ===========  ===========  ===========  ===========  ===========  ===========

Additional information relating to the above balances is as follows:

                                                   2006            2005
                                              --------------  --------------
                                                  (Amounts in Thousands)

Non-accruing loans included in above
  average balances                            $          208  $          172
                                              ==============  ==============
Loan fees included in above interest income   $          220  $          235
                                              ==============  ==============

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

                                              2006 Compared to 2005                           2005 Compared to 2004
                                       Increase(decrease) due to changes in            Increase(decrease) due to changes in
                                   ---------------------------------------------  ----------------------------------------------
                                                       Yield/           Net                           Yield/           Net
                                       Volume           Rate          Change          Volume           Rate           Change
                                   --------------  --------------  -------------  --------------  --------------  --------------
Interest earned on:
  Interest earning deposits and
    fed funds sold                 $         (60)  $         122   $          62  $          78   $         (87)  $         200
  Investment securities:
    Taxable investment securities            111             150             261            (80)            (54)            137
    Tax-exempt investment
      securities                               2              (1)              1             11              (6)            (29)
  Loans                                       83             382             465            307            (702)            440
                                   --------------  --------------  -------------  --------------  --------------  --------------
      Total interest income        $         136   $         653   $         789  $         316   $        (849)  $         748
                                   --------------  --------------  -------------  --------------  --------------  --------------

Interest paid on:
  Deposits:
    Demand deposits                $          11   $          43   $          54  $           8   $         (70)  $          45
    Savings                                   61              (8)             53             65             (84)             68
    Time deposits                            366             134             500             38            (601)            199
    Other borrowings                           -               -               -             (8)              -               -
                                   --------------  --------------  -------------  --------------  --------------  --------------
  Total interest expense           $         438   $         169   $         607  $         103   $        (755)  $         312
                                   --------------  --------------  -------------  --------------  --------------  --------------

II. INVESTMENT PORTFOLIO - CARRYING VALUE OF SECURITIES

     The following tables summarize the investment portfolio by type and maturity:

                                    Available for Sale
                              ------------------------------
                                   2006            2005
                              --------------  --------------
                                  (Amounts in Thousands)

U.S. Government Agencies      $        8,447  $        5,897
State, county and municipal            1,171             927
Other debt securities                  1,000           1,000
Mortgage-backed securities             1,094           1,420
                              --------------  --------------
    Total                     $       11,712  $        9,244
                              ==============  ==============

EXPECTED MATURITIES

                                                                   Available for Sale
                                -------------------------------------------------------------------------------------
                                Within            After One           After Five
                                  One            But Within           But Within            After
                                 Year    Yield   Five Years   Yield    Ten Years   Yield  Ten Years   Yield   Totals
                                -------  ------  -----------  ------  -----------  -----  ----------  ------  -------
                                                                 (Dollars in Thousands)

U.S. Government  Agencies       $ 1,991    3.4%  $     5,460    2.4%  $       997      -  $        -      -     8,448
State, county and  municipal        551      -           364    4.4%          255      -           -      -     1,170
Other debt securities                 -      -         1,000    6.3%            -      -           -      -     1,000
Mortgage-Backed    Securities         -      -            68    5.7%            -      -       1,026    1.2%    1,094
                                -------  ------  -----------  ------  -----------  -----  ----------  ------  -------
    Total                       $ 2,542    2.7%  $     6,892    2.6%  $     1,252      -  $    1,026    1.2%  $11,712
                                =======  ======  ===========  ======  ===========  =====  ==========  ======  =======

                                        Held to Maturity
                              ------------------------------------
                                    2006               2005
                              -----------------  -----------------
                                    (Amounts in Thousands)

U.S. Government Agencies      $           6,448  $           5,474
State, county and municipal                   -                  -
Mortgage-backed securities                1,849              1,426
                              -----------------  -----------------
    Total                     $           8,297  $           6,900
                              =================  =================

EXPECTED MATURITIES

                                                                Held to Maturity
                              -------------------------------------------------------------------------------------
                              Within            After One           After Five
                                One            But Within           But Within            After
                               Year    Yield   Five Years   Yield    Ten Years   Yield  Ten Years   Yield   Totals
                              -------  ------  -----------  ------  -----------  -----  ----------  ------  -------
                                                             (Dollars in Thousands)

U.S. Government Agencies      $ 1,497    3.4%  $     4,464    3.0%  $       487      -  $        -      -     6,448
State, county and municipal         -      -             -      -             -      -           -      -         -
Mortgage-Backed Securities          -      -           900    2.3%            -      -         949    5.1%    1,849
                              -------  ------  -----------  ------  -----------  -----  ----------  ------  -------
    Total                     $ 1,497    3.4%  $     5,364    3.0%  $       487      -  $      949      -   $ 8,297
                              =======  ======  ===========  ======  ===========  =====  ==========  ======  =======

III.  LOAN PORTFOLIO

     The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                 2006                           2005
                                    ----------------------------  ------------------------------
                                                        (Dollars in Thousands)

Commercial                          $      14,324           27.5%  $      17,093           30.9%
Commercial - Business Real Estate           9,783           18.8%          9,087           16.5%
Real Estate - Construction                    735            1.4%            733            1.3%
Real Estate - Mortgage                     19,053           36.6%         19,598           35.5%
Installment Loans to Individuals            8,129           15.6%          8,743           15.8%
                                    --------------  -------------  --------------  -------------
  Total Loans                              52,024          100.0%         55,254          100.0%
  Less: Allowance for Loan losses          (1,241)                        (1,078)
                                    --------------                 --------------
    Total                           $      50,783                  $      54,176
                                    ==============                 ==============

                                                                                         Rate Structure
                                                         Maturity                          > One Year
                                      ----------------------------------------------  --------------------
                                                  Over One        Due                   Fixed    Variable
                                      One Year     Through       After                Interest   Interest
                                       or Less   Five Years   Five Years     Total      Rate       Rate
                                      ---------  -----------  -----------  ---------  ---------  ---------
Commercial                            $   4,713  $     7,151  $     2,460  $  14,324  $   4,819  $   4,810

Real estate - construction                  719           16            -        735         16          -
                                      ---------  -----------  -----------  ---------  ---------  ---------
    Total                             $   5,432  $     7,167  $     2,460  $  15,059  $   4,835  $   4,810
                                      =========  ===========  ===========  =========  =========  =========

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

                                                                 2006         2005
                                                              -----------  -----------
                                                               (Amounts in Thousands)

Allowance for possible loan losses, beginning of period       $    1,078   $      856
                                                              -----------  -----------
Charge-offs:
  Commercial                                                          11           34
  Real estate - construction                                           -            -
  Real estate - mortgage                                               -            -
  Consumer loans                                                      26           24
                                                              -----------  -----------
    Total                                                             37           58
                                                              -----------  -----------
Recoveries:
  Commercial                                                          17            9
  Real estate - construction                                           -            -
  Real estate - mortgage                                               -           27
  Consumer loans                                                       3            4
                                                              -----------  -----------
    Total                                                             20           40
                                                              -----------  -----------

Net charge-offs                                                       17           18
                                                              -----------  -----------

Additions charged to operations                                      180          240
Adjustments                                                            -            -
                                                              -----------  -----------
Allowance for possible loan losses, end of period                  1,241        1,078
                                                              -----------  -----------

Average loans outstanding, net of unearned income             $   56,198   $   55,046
                                                              ===========  ===========
Ratio of net charge-offs during the period to average loans
  outstanding during the period                                     0.03%        0.03%
                                                              ===========  ===========

RISK ELEMENTS
(Thousands)
                                                                 2006         2006
                                                              -----------  -----------
  Loans 90 days past due                                      $      126   $      156
  Loans on nonaccrual                                                646          168
  Other Real Estate                                                    -            -
                                                              -----------  -----------
    Total Nonperforming assets                                $      772   $      324
                                                              -----------  -----------
    Total Nonperforming assets as a
      Percentage of loans                                           1.37%        0.59%
                                                              ===========  ===========

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2006:

                                   Allocated   % of Total
                                     Amount     Allowance
                                   ----------  -----------
Commercial                         $      342        27.5%
Commercial - Business Real Estate         233        18.8%
Real Estate - Construction                 17         1.4%
Real Estate - Mortgage                    454        36.6%
Installment Loans to Individuals          194        15.6%
                                   ----------  -----------
    Total                          $    1,241       100.0%
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

V. DEPOSITS

     The following table summarizes the average balances and average rates for deposit accounts:

                                             2006                     2005
                                    -----------------------  -----------------------
                                      Average     Average      Average     Average
                                      Balance       Rate       Balance       Rate
                                    -----------  ----------  -----------  ----------
                                                  (Dollars in Thousands)
Non-interest bearing deposits       $    10,455              $    10,274
Interest bearing demand deposits         16,589       1.18%       15,412       0.91%
Savings and money market deposits        14,355       2.10%       15,186       2.15%
Time deposits                            37,191       4.20%       34,209       3.84%
                                    -----------  ----------  -----------  ----------

    Total average deposits          $    78,590       3.02%  $    75,081       2.24%
                                    ===========  ==========  ===========  ==========

Amounts by time remaining until maturity on time deposits of $ 100,000 or more were:

                              (Thousands)
3 months or less              $      4,530
over 3 through 6 months              2,315
over 6 months through 1 year         6,190
over 1 year                          4,218
                              ------------
    Total                     $     17,253
                              ============

VI.  SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)

     The following represents selected financial data for the years ended December 31, 2006 and 2005. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                        (Dollars in Thousands)
                                          2006         2005
                                       -----------  -----------
Interest Income                        $    5,607   $    4,818
Interest Expense                       $    2,058   $    1,451
Net Interest Income                    $    3,549   $    3,367
Provision for Loan Losses              $      180   $      240
Net Earnings                           $      978   $      884
Net Earnings Per Share                 $     1.34   $     1.21
Total Average Stockholder's Equity     $   10,887   $   10,028
Total Average Assets                   $   89,870   $   85,511
Return on average assets                     1.09%        1.03%
Return on average equity                     8.98%        8.82%
Average equity to average asset ratio       12.11%       11.73%

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

     The Company issued no unregistered securities during the fiscal year ended December 31, 2006. Additionally, the Company did not repurchase any of its stock in 2006.

     The Company paid a cash dividend of $0.17 per share on May 20, 2005 and $0.10 per share on May 19, 2006.

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

ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders and are incorporated herein by reference:

     -     Independent Auditors' Report

     -     Consolidated Financial Statements:

               1. Consolidated Balance Sheets dated as of December 31, 2006 and 2005.

               2. Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004.

               3.   Consolidated Statements of Changes in Shareholders'
                    Equity for the years ended December 31, 2006, 2005 and 2004.

               4. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

               5.   Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A.     CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our principal executive officer (who also serves as our principal financial officer) has evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

     Our management, including our principal executive officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon his controls evaluation, our principal executive officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

ITEM 8B.     OTHER INFORMATION

     Not applicable.'

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     For each director and executive officer of CBC Holding Company, the following table sets forth the person's name, age at December 31, 2006, position with CBC Holding Company, principal occupation for the past five years, and the year the person first became a director or executive officer.

                                    Director   Positions with the Company and
Name and Age                        Since (1)  Business Experience for Last Five Years
----------------------------------  ---------  -------------------------------------------------------------------
Sidney S. (Buck) Anderson, Jr., 71       1996  Chairman of the Board of the Company and the Bank; President
                                               and General Manager - Dixie Peanut Company

James Thomas Casper, III, 51             1996  Certified Public Accountant - Worthington Casper & Stone, CPA,
                                               PC

Charles A. (Pete) Clark, Sr. 60          1998  Chief Executive Officer and Owner - C&S Aircraft Service, Inc.;
                                               Chief Executive Officer and Owner - Ewing Dusting Services, Inc.

John T. Croley, Jr., 57                  1996  Secretary and Vice Chairman of the Company and the Bank;
                                               Attorney - sole practitioner

A.B.C. (Chip) Dorminy, III, 58           1996  President - ABCD Farms, Inc.; CEO - Farmers Quality Peanut Co.
                                               and D&F Grain Co.

John S. Dunn, 62                         1996  Owner - Shep Dunn Construction

Lee Phillip Liles, 57                    1996  Agency Manager - Georgia Farm Bureau Mutual Insurance Co.

Steven L. Mitchell, 49                   1996  Tree Farmer and Co-owner - Irwin Timber Company

James A. Parrott, II, 67                 1996  Owner - Standard Supply Co. & Building Materials, Inc.

George M. Ray, 60                        1996  President & Chief Executive Officer of the Company and the Bank
                                               and Chief Financial Officer of the Company.

Hulin Reeves, Jr., 56                    1999  Farmer and Co-Owner of Farmers Quality Peanut Co.

Robert E. Sherrell, 70                   1996  Attorney - Jay, Sherrell, Smith & Braddy, P.C.

John Edward Smith, III, 58               1996  Attorney - Jay, Sherrell, Smith & Braddy, P.C.

Wyndall L. Walters, 59                   1998  President - Irwin County Motors (doing business as Fitzgerald Ford
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

     The Bank's Audit Committee consists of Sidney S. (Buck) Anderson, James Thomas Casper, III, Charles A. Clark, A.B.C. (Chip) Dorminy, III, Hulin Reeves,
Jr., and Wyndall L. Walters.   Although the Company's stock is not listed on an
exchange or traded on the Nasdaq Stock Market, each current member of the Audit Committee meets the requirements for independence as defined by Nasdaq listing standards. Although none of the Audit Committee members meets the criteria specified under applicable SEC regulations for an "Audit Committee financial expert," the Board believes that each committee member has the financial knowledge, business experience and independent judgment necessary to serve effectively on the Audit Committee, and further notes that Mr. Casper, a member of the Bank's Audit Committee, is a certified public accountant.

     Currently, the Company has only one executive officer. The following table provides: (a) his name; (b) his age at December 31, 2006; (c) how long he has been an officer of the Company; and (d) his positions with the Company and the
Bank:

NAME (AGE)          OFFICER SINCE  POSITION WITH THE COMPANY AND THE BANK
------------------  -------------  ---------------------------------------------------
George M. Ray (60)       1998      President, Chief Executive Officer and Acting Chief
                                   Financial Officer of the Company and the Bank

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

     There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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


ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table presents the total compensation the Company (or the Bank) paid or granted to Mr. Ray as the Company's chief executive officer in fiscal year 2006. No other employee of the Company or the Bank received more than $100,000 in annual compensation during 2006.

                                                          All Other
Name and Principal Position      Year   Salary   Bonus   Compensation    Total
-------------------------------  ----  --------  -----  --------------  --------
George M. Ray, President, Chief  2006  $108,648      0  $    16,290(1)  $124,938
Executive Officer and Acting
Chief Financial Officer
---------------

(1) Consists of $6,846 in contributions to the Company's 401(k) made by the Company on behalf of Mr. Ray, an annual automobile allowance of $5,400, imputed income of $1,356 for BOLI and $1,188 for group term life insurance, annual country club dues of $960, and annual Rotary Club dues of $540.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The Company did not have any outstanding equity awards at fiscal year-end. There are no stock options issued to any executive officer or director of the Company or the Bank in connection with the Company's common stock or any other security issued by the Company. The Company did not grant any stock options during fiscal year 2006.

DIRECTOR COMPENSATION

     During 2006, directors of the Company received $450 for each board meeting attended and $50 for each committee meeting attended. No other compensation is given to directors for their service as directors.

                                       Fees earned or  paid      All Other
                  Name                     in cash ($)        Compensation ($)  Total ($)
     -------------------------------  ----------------------  ----------------  ----------
     Sidney S. (Buck) Anderson, Jr.   $                7,050                --  $    7,050
     James Thomas Casper, III         $                7,300                --  $    7,300
     Charles A. (Pete) Clark, Sr.     $                5,750                --  $    5,750
     John T. Croley, Jr.              $                5,850                --  $    5,850
     A.B.C. (Chip) Dorminy, III       $                5,200                --  $    5,200
     John S. Dunn                     $                6,800                --  $    6,800
     Lee Phillip Liles                $                6,450                --  $    6,450
     Steven L. Mitchell               $                5,700                --  $    5,700
     James A. Parrott, II             $                6,200                --  $    6,200
     George M. Ray(1)                 $                5,400                --  $    5,400
     Hulin Reeves, Jr.                $                5,550                --  $    5,550
     Robert E. Sherrell               $                5,650                --  $    5,650
     John Edward Smith, III           $                5,700                --  $    5,700
     Wyndall L. Walters               $                5,600                --  $    5,600

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number and the percentage ownership of shares of CBC Holding Company common stock directly and indirectly owned by each director and executive officer of CBC Holding Company, and by all directors and executive officers as a group, as of December 31, 2006. The address for each person named in the table is 102 West Roanoke Drive, Fitzgerald, Georgia 31750. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which is the power to vote or to direct the voting of such security, or "investment power" which is the power to dispose or to direct the disposition of such security. The number of shares indirectly owned also includes any shares the person has the right to acquire within the next 60 days. Unless otherwise indicated, each person is the record owner of and has sole voting and investment powers over his or her shares.

                                NUMBER
                                  OF
NAME                            SHARES   PERCENT OF CLASS   NATURE OF BENEFICIAL OWNERSHIP(1)
------------------------------  -------  -----------------  ----------------------------------------------
Sidney S. (Buck) Anderson, Jr.  106,501       14.55%
James Thomas Casper, III         11,230        1.53%        205 shares are held by Mr. Casper's daughter.

                               NUMBER
                                 OF
NAME                           SHARES   PERCENT OF CLASS   NATURE OF BENEFICIAL OWNERSHIP(1)
-----------------------------  -------  -----------------  -----------------------------------------------
Charles A. (Pete) Clark, Sr.    11,355         1.55%       551 shares are held jointly by Mr. Clark and
                                                           his son.

John T. Croley, Jr.             27,562         3.42%       1,281 shares are held by Mr. Croley for the
                                                           benefit of his son; 1,281 shares are held by
                                                           Mr. Croley for the benefit of his
                                                           grandchildren.

A.B.C. (Chip) Dorminy, III      34,286         4.68%       11,025 shares are held by ABCD Farms, Inc.
                                                           of which Mr. Dorminy is President; 10,473
                                                           are held by Mr. Dorminy's wife; 4,410 shares
                                                           are held in the Emma Myrtice Dorminy
                                                           Trust.

John S. Dunn                     5,512         0.75%

Lee Phillip Liles                5,925         0.81%

Steven L. Mitchell               7,626         1.04%       1,717 shares are held by Mr. Mitchell as
                                                           custodian for his daughter; 2,602 shares are
                                                           held by Mr. Mitchell as custodian for his son.

James A. Parrott, II             8,378         1.14%       110 shares are held by Mr. Parrott's spouse.

George M. Ray(2)                 6,063         0.83%

Hulin Reeves, Jr.                6,756         0.92%       771 shares are held by the Estate of Joy
                                                           Reeves.

Robert E. Sherrell              13,450         1.84%

John Edward Smith, III           2,756         0.38%

Wyndall L. Walters               3,169         0.43%

ALL DIRECTORS AND EXECUTIVE
OFFICERS, AS A GROUP           250,569         34.2%

-------------------------
(1) This column separately describes only those shares of common stock "beneficially owned" which are not held by the reporting person directly or jointly with his spouse.
(2)  Mr. Ray is also an executive officer of the Company.

     The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

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

All of the Company's directors, except for Mr. Ray, are independent directors under the National Association of Securities Dealers definition of "independent director."

ITEM 13.     EXHIBITS

           3.1  Articles of Incorporation (1)
           3.2  Amended and Restated Bylaws dated August 19, 2004 (2)
           4.1  Instruments Defining the Rights of Security Holders.  See Articles of Incorporation
                at Exhibit 3.1 hereto and Amended and Restated Bylaws at Exhibit 3.2 hereto.
          13.1  CBC Holding Company 2006 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
                Company's 2006 Annual Report to Shareholders is not deemed to be filed as part of this Report.
          21.1  Subsidiaries of CBC Holding Company
          24.1  Power of Attorney (appears on the signature pages to this Annual Report on Form
                10-KSB).
          31.1  Certification of Chief Executive Officer (and acting Chief Financial Officer).
          32.1  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          -------------------------------------------------------------------------------------------

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

     Category                  2006       2005
     --------                 -------------------
     Audit Fees . . . . . . . $27,900  $  26,000
     Audit Related Fees . . .  12,945     17,450
     Tax Fees . . . . . . . .   2,500      2,500
     All Other Fees . . . . .   7,868     17,900(1)
                              -------  ----------
     Total. . . . . . . . . . $51,213  $  63,850
                              ===================

     -------------
     (1)Includes  work  on  deregistration  filings.

AUDIT FEES

     Audit fees represent fees billed by Thigpen Jones Seaton & Co. for professional services rendered in connection with the audit of the Company's annual financial statements for 2006 and 2005.

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

ALL OTHER FEES

     Other fees billed in 2006 and 2005 related primarily to deregistration filings and regulatory reporting services that were pre-approved by the Audit Committee.

     The fees billed by Thigpen Jones Seaton & Co. are pre-approved by the Audit Committee in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2006, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CBC HOLDING COMPANY


                                  By:      /s/ George M. Ray
                                       -----------------------------------------
                                           George M. Ray
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

                                  Date:  March 26, 2007
                                       -----------------------------------------


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

             SIGNATURE                                 TITLE                           DATE
----------------------------------  --------------------------------------------  --------------

/s/ Sidney S. (Buck) Anderson, Jr.  Chairman of the Board of Director             March 26, 2007
----------------------------------
Sidney S. (Buck) Anderson, Jr.


/s/ James Thomas Casper, III        Director                                      March 26, 2007
----------------------------------
James Thomas Casper, III


/s/ Charles A. Clark, Sr.           Director                                      March 26, 2007
----------------------------------
Charles A. Clark, Sr.

/s/ John T. Croley, Jr.             Secretary, Vice Chairman, Director            March 26, 2007
----------------------------------
John T. Croley, Jr.


                                    Director
----------------------------------
A.B.C. (Chip) Dorminy, III


/s/ John S. Dunn                    Director                                      March 26, 2007
----------------------------------
John S. Dunn


/s/ Lee Phillip Liles               Director                                      March 26, 2007
----------------------------------
Lee Phillip Liles


                                    Director
----------------------------------
Steven L. Mitchell


/s/ James A. Parrott, II            Director                                      March 26, 2007
----------------------------------
James A. Parrott, II


/s/ George M. Ray                   Director, President, Chief Executive Officer
----------------------------------  and Acting Chief Financial Officer *          March 26, 2007
George M. Ray


/s/ Hulin Reeves, Jr.               Director                                      March 26, 2007
----------------------------------
Hulin Reeves, Jr.


                                    Director
----------------------------------
Robert E. Sherrell


/s/ John Edward Smith, III          Director                                      March 26, 2007
----------------------------------
John Edward Smith, III


                                    Director
----------------------------------
Wyndall L. Walters

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

13.1  CBC Holding Company 2006 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
      Company's 2005 Annual Report to Shareholders is not deemed to be filed as part of this Report.

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