Form 10QSB
period 2007-03-31
CBC HOLDING CO
filed 2007-05-15
CIK 1038359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[X]  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2007
                                         --------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
     For the transition period from          to
                                   ---------    ----------

                              CBC HOLDING COMPANY
                              -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             GEORGIA                      000-22451             58-231157
             -------                      ---------             ---------
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

     Yes  [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                  -------------------
value,731,904 shares outstanding at March 31, 2007
--------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]   No  [X]

                                    CBC HOLDING COMPANY

-------------------------------------------------------------------------------------------

                                           INDEX


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                          PAGE

The following consolidated financial statements are provided for CBC Holding Company

         Consolidated Balance Sheets - March 31, 2007 (unaudited) and
         December 31, 2006 (audited).                                                     2

         Consolidated Statements of Income (unaudited) - For the Three Months
         Ended March 31, 2007 and 2006.                                                   3

         Consolidated Statements of Cash Flows (unaudited) - For the Three Months
         Ended March 31, 2007 and 2006.                                                   4

         Notes to Consolidated Financial Statements (unaudited)                           5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            6

ITEM 3.  Controls and Procedures                                                         12


PART II: OTHER INFORMATION                                                               13

                                   CBC HOLDING COMPANY
                               CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2007 AND DECEMBER 31, 2006

=========================================================================================
                                                             (UNAUDITED)     (AUDITED)
                                                              March 31,     December 31,
ASSETS                                                           2007           2006
                                                             ------------  --------------
Cash and due from banks                                      $ 2,673,362   $   5,694,612
Federal funds sold                                            13,880,000       9,591,000
                                                             ------------  --------------
  Total cash and cash equivalents                             16,553,362      15,285,612
                                                             ------------  --------------

Securities available for sale, at fair value                  11,345,065      11,712,271
Securities held to maturity, at cost                           8,826,313       8,296,513
Federal Home Loan Bank stock, restricted, at cost                167,500         174,600

Loans, net of unearned income                                 55,108,184      52,023,975
Less - allowance for loan losses                              (1,072,896)     (1,241,032)
                                                             ------------  --------------
  Loans, net                                                  54,035,288      50,782,943
                                                             ------------  --------------

Cash surrender value life insurance                            2,105,854       2,083,171
Bank premises and equipment, net                               1,775,352       1,805,974
Intangible assets, net of amortization                         1,668,127       1,668,127
Accrued interest receivable                                      928,001         935,881
Other assets                                                     163,981         313,485
                                                             ------------  --------------
  TOTAL ASSETS                                               $97,568,843   $  93,058,577
                                                             ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                       $11,084,010   $  10,449,875
  Interest bearing                                            74,258,375      70,807,873
                                                             ------------  --------------
  Total deposits                                              85,342,385      81,257,748

Accrued interest payable                                         153,673         161,340
Accrued expenses and other liabilities                           352,934         213,486
                                                             ------------  --------------
  Total liabilities                                           85,848,992      81,632,574
                                                             ------------  --------------
Shareholders' Equity:
  Common stock, $1 par value, authorized 10,000,000 shares,
    issued and outstanding 731,904 in 2006 and 2005              731,904         731,904
  Paid-in capital surplus                                      6,816,170       6,816,170
  Retained earnings                                            4,186,764       3,912,453
  Accumulated other comprehensive loss                           (14,987)        (34,524)
                                                             ------------  --------------
    Total shareholders' equity                                11,719,851      11,426,003
                                                             ------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $97,568,843   $  93,058,577
                                                             ============  ==============

                                   CBC HOLDING COMPANY
                            CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                       (UNAUDITED)

=========================================================================================
                                                           Three Months Ended March 31,
                                                         --------------------------------
                                                              2007             2006
                                                         ---------------  ---------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                             $     1,113,210  $     1,038,607
  Interest on securities:
    Taxable income                                               212,724          145,978
    Non-taxable income                                            10,320            9,770
  Income on federal funds sold                                   151,093           99,639
  Other interest income                                           20,351           19,637
                                                         ---------------  ---------------
    Total interest and dividend income                         1,507,698        1,313,631
                                                         ---------------  ---------------

INTEREST EXPENSE:
  Deposits                                                       609,521          447,027
                                                         ---------------  ---------------

  Net interest income before provision for loan losses           898,177          866,604
  Less - provision for loan losses                                30,000           45,000
                                                         ---------------  ---------------
    Net interest income after provision for loan losses          868,177          821,604
                                                         ---------------  ---------------

NONINTEREST INCOME:
  Service charges on deposit accounts                            111,991          112,033
  Other service charges, commissions and fees                     40,624           30,134
  Other income                                                    34,130           25,514
                                                         ---------------  ---------------
    Total noninterest income                                     186,745          167,681
                                                         ---------------  ---------------

NONINTEREST EXPENSE:
  Salaries                                                       258,631          240,712
  Employee benefits                                               84,806           83,875
  Net occupancy expense                                           53,060           45,324
  Equipment rental and depreciation of equipment                  40,167           49,487
  Other expenses                                                 228,080          225,644
                                                         ---------------  ---------------
    Total noninterest expense                                    664,744          645,042
                                                         ---------------  ---------------

INCOME BEFORE INCOME TAXES                                       390,178          344,243
  Provision for income taxes                                     115,865          102,892
                                                         ---------------  ---------------
NET INCOME                                               $       274,313  $       241,351
                                                         ===============  ===============

EARNINGS PER SHARE:
  Basic                                                  $          0.37  $          0.33
                                                         ===============  ===============
  Diluted                                                $          0.37  $          0.33
                                                         ===============  ===============

                                                CBC HOLDING COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                    (UNAUDITED)

==================================================================================================================
                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                      2007              2006
                                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $       274,313   $       241,351
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                            30,000            45,000
    Depreciation                                                                         39,645            48,780
    Net amortization (accretion) on securities                                           (3,373)           (4,449)
    Change in cash surrender value of life insurance                                    (22,683)       (2,015,122)
    Changes in accrued income and other assets                                          157,382            63,822
    Changes in accrued expenses and other liabilities                                   121,716          (101,211)
                                                                                ----------------  ----------------
      Net cash (used in) provided by operating activities                               597,000        (1,721,829)
                                                                                ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                                                   (3,282,345)         (962,697)
  Purchase of available for sale securities                                          (1,996,281)         (992,969)
  Proceeds from maturities/calls and paydowns of available for sale securities        2,392,754            61,570
  Purchase of held to maturity securities                                              (609,224)                -
  Proceeds from maturities/calls and paydowns of held to maturity securities             83,132           116,874
  Purchases of Federal Home Loan Bank stock                                               7,100            (5,500)
  Property and equipment expenditures                                                    (9,023)          (29,930)
                                                                                ----------------  ----------------
    Net cash used in investing activities                                            (3,413,887)       (1,812,652)
                                                                                ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                              4,084,637         3,879,574
                                                                                ----------------  ----------------
    Net cash provided by financing activities                                         4,084,637         3,879,574
                                                                                ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,267,750           345,093
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         15,285,612        12,299,402
                                                                                ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    16,553,362   $    12,644,495
                                                                                ================  ================

                               CBC HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of CBC Holding Company (the "Company") and its wholly owned subsidiary, Community Banking Company of Fitzgerald (the "Bank"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC.

(2)  NEW AND PENDING PRONOUNCEMENTS

     There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

(3)  OTHER COMPREHENSIVE INCOME

     During the three months ended March 31, 2007, the Company had unrealized holding gains (losses) on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2006 follows:

Accumulated other comprehensive income (loss) at December 31, 2006  $(34,524)
Other comprehensive income, net of tax:
  Gross change in unrealized gain on securities availible for sale    29,602
  Deferred tax effect                                                (10,065)
                                                                    ---------
    Net change                                                        19,537
  Less: Reclassification adjustment for gains realized
    in net income                                                          -
                                                                    ---------
Accumulated other comprehensive income (loss) at March 31, 2007     $(14,987)
                                                                    ---------

(4)  CASH SURRENDER VALUE OF LIFE INSURANCE

     During the first quarter of 2006, the Bank purchased life insurance policies on the Bank's executive officers. The cash value of these policies at March 31, 2007 was $2,105,854. Income earned on the cash surrender value of these policies was $23,415 as of March 31, 2007.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

The following discussion of financial condition as of March 31, 2007 compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

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

FINANCIAL CONDITION

The composition of assets and liabilities for the Company is as follows:

                                        March 31,     December 31,
                                           2007           2006         $Change     % Change
                                       ------------  --------------  ------------  ---------
ASSETS:
  Cash and due from banks              $ 2,673,362   $   5,694,612   $(3,021,250)    -53.05%
  Federal funds sold                    13,880,000       9,591,000     4,289,000      44.72%
  Securities available for sale         11,345,065      11,712,271      (367,206)     -3.14%
  Securities held to maturity            8,826,313       8,296,513       529,800       6.39%
  Loans                                 55,108,184      52,023,975     3,084,209       5.93%
  Cash surrender value life insurance    2,105,854       2,083,171        22,683       1.09%
  Total assets                          97,568,843      93,058,577     4,510,266       4.85%
LIABILITIES:
  Deposits                              85,342,385      81,257,748     4,084,637       5.03%

  Loan to Deposit Ratio                      64.57%          64.02%

Significant changes in the composition of assets was a decrease in Federal funds sold, which was used to fund increases in loans and securities held to maturity. Another significant increase in total assets was due to the

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

inclusion of cash surrender value life insurance of a BOLI plan covering the officers of the Bank, which was instituted in the first quarter of 2006.

ASSET  QUALITY

The composition of nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

                                               March 31,    December 31,
                                                 2007           2006
                                              -----------  --------------
Loans on nonaccrual                           $  646,000   $     646,000
Loans greater than 90 days past due               23,400         126,000
Other real estate owned                                -               -
Other repossessed collateral                           -               -
                                              -----------  --------------

  Total nonperforming assets                  $  669,400   $     772,000
                                              ===========  ==============

Total nonperforming assets as a percentage
of total loans (gross) and other real estate        1.21%           1.48%
                                              -----------  --------------

Included in the above loans on nonaccrual amount as of March 31, 2007 is a loan with an outstanding principal balance of $279,971. Of this amount, $253,159 was collected in full on May 1, 2007 with the remainder of $26,812 being charged off against the allowance for loan losses.

At this time, management does not expect any material losses due to the collateral position of these credits. There were no related party loans, which were considered nonperforming at March 31, 2007.

A summary of changes in the allowance for loan losses of the Company is as follows:

                                                   % of Loans
                                                   -----------
Balance at December 31, 2006          $1,241,032         2.39%
                                                   ===========
  Add: Provision for loan losses          30,000
                                      -----------
                                       1,271,032
  Less: Net (charge-offs) recoveries    (198,136)
                                      -----------
Balance at March 31, 2007             $1,072,896         1.95%
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

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

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

The following table shows the significant components of Net Income:

                                   Three Months Ended
                                        March 31,
                                ------------------------
                                   2007         2006       $Change   % Change
                                -----------  -----------  ---------  ---------
 Interest Income                $ 1,507,698  $ 1,313,631  $194,067      14.77%
 Interest Expense                   609,521      447,027   162,494      36.35%
 Net Interest Income                898,177      866,604    31,573       3.64%
 Provision for Loan Losses           30,000       45,000   (15,000)    -33.33%
 Net Income                         274,313      241,351    32,962      13.66%
 Net Income Per Diluted Shares  $      0.37  $      0.33      0.05      13.66%

The increase in net interest income was primarily due to an increase in average earning assets of approximately $4.5 million during first quarter of 2007 versus the same period of 2006. In addition, the bank was able to lower its monthly provision for loan losses to $10,000 per month for the period ended March 31, 2007 versus a provision of $15,000 per month for the period ended March 31, 2006 due to its strong reserve position of 2.28% of net loans.

Composition  of  other  non-interest  income  is  as  follows:

                                                    Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                    2007           2006       $Change   % Change
                                                -------------  -------------  --------  ---------
Service charges on deposit accounts             $     111,991  $     112,033  $   (42)     -0.04%
Other service charges, commissions and fees            40,624         30,134   10,490      34.81%
Other income                                           34,130         25,514    8,616      33.77%
                                                -------------  -------------  --------
Total noninterest income                        $     186,745  $     167,681   19,064      11.37%
                                                =============  =============

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. The increase in non-interest income is attributable to income derived from interest on cash surrender value life insurance of a BOLI plan covering the officers of the Bank. A BOLI program was instituted mid-first quarter of 2006 to allow the Bank to take advantage of preferential tax treatment of the income derived from cash surrender value. Less significant was an improvement in earnings from commissions on mortgage originations and fee income from cashing non on-us checks.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

Composition of other non-interest expense is as follows:

                                                    Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2007           2006       $Change   % Change
                                                -------------  -------------  --------  ---------
Salaries                                        $     258,631  $     240,712  $17,919       7.44%
Employee benefits                                      84,806         83,875      931       1.11%
Net occupancy expense                                  53,060         45,324    7,736      17.07%
Equipment rental and depreciation of equipment         40,167         49,487   (9,320)    -18.83%
Other expenses                                        228,080        225,644    2,436       1.08%
                                                -------------  -------------  --------
Total noninterest expense                       $     664,744  $     645,042   19,702       3.05%
                                                =============  =============

The change in non-interest expense is primarily due to a normal increase in salaries. Employee benefits remained stable as the Company moved to a less expensive medical insurance program. Other increases, considered less significant, included increased maintenance expense for data processing equipment and increased utility expenses, particularly communications expenses related to the Company's internet banking product that was introduced in May 2006.

Major expenses included in other expenses are as follows:

                                  Three Months Ended
                                       March 31,
                              --------------------------
                                  2007          2006
                              ------------  ------------
Supplies                            15,864        14,636
Director and committtee fees        22,975        22,475
Professional fees                    3,322        18,095
Data processing                     36,597        39,714

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The  Bank's  liquid  assets  as  a percentage of total deposits were as follows:

                                           March 31,   December 31,
                                              2007         2006
                                           ----------  -------------
Liquid assets as a percentage of deposits      19.40%         18.81%

The Bank's available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

                                          March 31,   December 31,
                                             2007         2006
                                          ----------  -------------
Federal funds purchased lines  available  $3,000,000  $   3,000,000
Federal funds purchased outstanding                -              -

In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to get FHLB advances. The Bank had $8,450,000 potentially available advances with the FHLB at March 31, 2007. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

                              CBC HOLDING COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

CAPITAL

The following table summarizes the capital position of the Company:

                                      March 31,     December 31,
                                        2007           2006        $Change   % Change
                                    ------------  --------------  ---------  ---------
Total Capital                       $11,719,851   $  11,426,003   $293,848       2.57%
Tier 1 Leverage Ratio                     10.81%          10.91%     -0.10%     -0.92%
Risk Weighted Total Capital Ratio         16.44%          16.81%     -0.37%     -2.20%
Tier 1 Risk Weighted Capital Ratio        17.69%          18.07%     -0.38%     -2.10%

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

                               CBC HOLDING COMPANY
                         ITEM 3. CONTROLS AND PROCEDURES
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
--------------------------------------------------------------------------------

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

During the first quarter of 2007, there were no significant changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                               CBC HOLDING COMPANY
                           PART II. OTHER INFORMATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
--------------------------------------------------------------------------------

PART II: OTHER INFORMATION:
---------------------------

Item  1.  Legal  Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds
     None
Item  3.  Defaults  Upon  Senior  Securities
     Not  Applicable
Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 31, 2007.
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


Date: May 14, 2007